Form 10-Q
period 2022-03-31
A.K.A. BRANDS HOLDING CORP.
filed 2022-05-10
CIK 1865107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________________________________
FORM 10-Q
__________________________________________________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2022, the registrant had 128,654,935 shares of common stock outstanding.

a.k.a. BRANDS HOLDING CORP.
FORM 10-Q

FORWARD-LOOKING STATEMENTS
All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, or that describe our plans, goals, intentions, objectives, strategies, expectations, beliefs and assumptions, are forward-looking statements. The words “believe,” “may,” “might,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “project,” “plan,” “objective,” “could,” “would,” “should” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. We caution that the forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of known and unknown risks, uncertainties and assumptions that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Factors that could contribute to these differences include, among other things:
•the effects of the COVID-19 pandemic on our operations, customer demand, and our suppliers’ ability to meet our needs;
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
•global geopolitical (such as the recent outbreak of hostilities between Russia and Ukraine), economic and market conditions beyond our control;
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$41,166	$38,832
Restricted cash	2,506	2,186
Accounts receivable	3,510	2,663
Inventory, net	120,598	115,783
Prepaid income taxes	6,525	4,059
Prepaid expenses and other current assets	22,705	20,809
Total current assets	197,010	184,332
Property and equipment, net	17,336	14,657
Operating lease right-of-use assets	42,490	26,415
Intangible assets, net	95,986	98,287
Goodwill	373,799	363,305
Other assets	1,006	850
Total assets	$727,627	$687,846
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$17,295	$25,088
Accrued liabilities	46,711	53,375
Sales returns reserve	5,176	6,887
Deferred revenue	8,676	11,344
Operating lease liabilities, current	6,544	5,721
Current portion of long-term debt	5,600	5,600
Total current liabilities	90,002	108,015
Long-term debt	126,901	103,182
Operating lease liabilities	37,361	21,370
Other long-term liabilities	1,409	1,333
Deferred income taxes, net	3,630	2,920
Total liabilities	259,303	236,820
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 128,647,836 shares issued and outstanding	129	129
Additional paid-in capital	455,175	453,807
Accumulated other comprehensive income (loss)	3,325	(11,080)
Retained earnings	9,695	8,170
Total stockholders’ equity	468,324	451,026
Total liabilities and stockholders’ equity	$727,627	$687,846
The accompanying notes are an integral part of these condensed consolidated financial statements

a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Net sales	$148,319	$68,779
Cost of sales	64,123	28,191
Gross profit	84,196	40,588
Operating expenses:
Selling	40,364	18,254
Marketing	15,705	6,224
General and administrative	24,778	13,430
Total operating expenses	80,847	37,908
Income from operations	3,349	2,680
Other expense, net:
Interest expense	(1,259)	(104)
Other income (expense)	88	(19)
Total other expense, net	(1,171)	(123)
Income before income taxes	2,178	2,557
Provision for income taxes	(653)	(767)
Net income	1,525	1,790
Net income attributable to noncontrolling interests	—	(318)
Net income attributable to a.k.a. Brands Holding Corp.	$1,525	$1,472
Net income per share:
Basic	$0.01	$0.02
Diluted	$0.01	$0.02
Weighted average shares outstanding:
Basic	128,647,836	69,931,635
Diluted	128,653,421	69,931,635
The accompanying notes are an integral part of these condensed consolidated financial statements

a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$1,525	$1,790
Other comprehensive income (loss):
Currency translation	14,405	(5,418)
Total comprehensive income (loss)	15,930	(3,628)
Comprehensive loss attributable to noncontrolling interests	—	1,656
Comprehensive income (loss) attributable to a.k.a. Brands Holding Corp.	$15,930	$(1,972)
The accompanying notes are an integral part of these condensed consolidated financial statements

a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY, PARTNERS’ CAPITAL(1) AND REDEEMABLE NONCONTROLLING INTEREST
(in thousands, except share and unit data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity
	Shares	Amount
Balance as of December 31, 2021	128,647,836	$129	$453,807	$(11,080)	$8,170	$451,026
Equity-based compensation	—	—	1,368	—	—	1,368
Cumulative translation adjustment	—	—	—	14,405	—	14,405
Net income	—	—	—	—	1,525	1,525
Balance as of March 31, 2022	128,647,836	$129	$455,175	$3,325	$9,695	$468,324

	Partnership Units(1)		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
	Units	Amount
Balance as of December 31, 2020	114,167,842	$108,197	$727	$5,839	$14,138	$9,983	$138,884	$—
Issuance of units	25,746,282	82,669	—	—	—	—	82,669	—
Noncontrolling interest from purchase of Culture Kings	—	—	—	—	—	—	—	142,717
Equity-based compensation	—	—	523	—	—	—	523	—
Cumulative translation adjustment	—	—	—	(3,444)	—	(398)	(3,842)	(1,575)
Net income	—	—	—	—	1,472	318	1,790	—
Balance as of March 31, 2021	139,914,124	$190,866	$1,250	$2,395	$15,610	$9,903	$220,024	$141,142

_________
(1)Excelerate, L.P. was the predecessor entity to a.k.a. Brands Holding Corp. Refer to Note 1 for additional information.
The accompanying notes are an integral part of these condensed consolidated financial statements

a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$1,525	$1,790
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense	1,163	196
Amortization expense	4,054	2,390
Amortization of inventory fair value adjustment	707	—
Amortization of debt issuance costs	164	—
Non-cash operating lease expense	2,340	298
Equity-based compensation	1,368	523
Deferred income taxes, net	(271)	(1,944)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(808)	(1,312)
Inventory	(3,132)	7,984
Prepaid expenses and other current assets	(1,759)	721
Accounts payable	(6,956)	(2,840)
Income taxes payable	(2,127)	(457)
Accrued liabilities	(4,937)	9,504
Returns reserve	(1,788)	58
Deferred revenue	(2,805)	2,372
Lease liabilities	(1,641)	(309)
Net cash (used in) provided by operating activities	(14,903)	18,974
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(225,725)
Cash paid from holdbacks associated with acquisitions	(2,095)	—
Purchases of property and equipment	(2,608)	(297)
Net cash used in investing activities	(4,703)	(226,022)
Cash flows from financing activities:
Payments of costs related to initial public offering	(1,142)	—
Proceeds from line of credit, net of issuance costs	25,000	(996)
Repayment of line of credit	—	(6,408)
Proceeds from issuance of debt, net of issuance costs	(121)	144,478
Repayment of debt	(1,400)	—
Proceeds from issuance of units	—	82,669
Net cash provided by financing activities	22,337	219,743
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(77)	(326)
Net increase in cash, cash equivalents and restricted cash	2,654	12,369
Cash, cash equivalents and restricted cash at beginning of period	41,018	27,099
Cash, cash equivalents and restricted cash at end of period	$43,672	$39,468

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$41,166	$37,390
Restricted cash	2,506	2,078
Total cash, cash equivalents and restricted cash	$43,672	$39,468
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

Note 2. Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The Company’s unaudited condensed consolidated interim financial statements have been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. As permitted under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles in the United States (“GAAP”) can be condensed or omitted. These financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of our financial information. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2021 which are included in the Annual Report on Form 10-K filed March 1, 2022 (the “Annual Report”) with the SEC. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2022 or for any other interim period or for any other future year. The accompanying condensed consolidated financial statements include the balances of the Company and all of its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
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
Revenue is recognized in an amount that reflects the consideration expected to be received in exchange for products. To determine revenue recognition for contracts with customers in accordance with Revenue from Contracts with Customers (Topic 606), the Company recognizes revenue from the commercial sales of products and contracts by applying the following five steps: (1) identification of the contract, or contracts, with the customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when, or as, the Company satisfies its performance obligation. A contract is created with the customer at the time the order is placed by the customer, which creates a single performance obligation. The Company recognizes revenue for its single performance obligation at the time control of the product passes to the customer, which is when the goods are transferred to a third-party common carrier, for purchases through the Company’s online websites, or at point of sale, for purchases in its stores. In addition, the Company has elected to treat shipping and handling as fulfillment activities and not a separate performance obligation.
Net sales from product sales includes shipping charged to the customer and is recorded net of taxes collected from customers, which are recorded in accrued liabilities and are remitted to governmental authorities. Cash discounts earned by the customers at the time of purchase and estimates for sales return allowances are deducted from gross revenue in determining net sales.
The Company generally provides refunds for goods returned within 30 to 45 days from the original purchase date. A returns reserve is recorded by the Company based on historical refund experience with a corresponding reduction of sales and cost of sales. The returns reserve was $5.2 million and $6.9 million as of March 31, 2022 and December 31, 2021, respectively.

The following table presents a summary of the Company’s sales return reserve:

Balance as of December 31, 2020	$3,517
Returns	(80,915)
Allowance	84,285
Balance as of December 31, 2021	6,887
Returns	(24,023)
Allowance	22,312
Balance as of March 31, 2022	$5,176
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
Revenue recognized in net sales on breakage of gift cards and online credit for the three months ended March 31, 2022 and 2021 was $0.2 million and insignificant, respectively.
The following table presents the disaggregation of the Company’s net sales by geography, based on customer address:

	Three Months Ended March 31,
	2022	2021
United States	$77,668	$42,830
Australia	51,895	19,015
Rest of world	18,756	6,934
Total	$148,319	$68,779
Segment Information
Operating segments are defined as components of an entity for which separate financial information is available and is regularly reviewed by the Chief Operating Decision Maker in deciding how to allocate resources and in assessing performance. The Company has determined that its five brands are each an operating segment. The Company has aggregated its operating segments into one reportable segment based on the similar nature of products sold, production, merchandising and distribution processes involved, target customers and economic characteristics.
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill and the allocation of consolidated income taxes to separate financial statements of entities not subject to income tax. The Company adopted this ASU on January 1, 2022, and the adoption did not have a material impact on its condensed consolidated financial statements.
New Accounting Pronouncements Not Yet Adopted
In March, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (ASC 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The pronouncement and amendments help limit the accounting impact from contract modifications, including hedging relationships, due to the transition from the London Inter-Bank Offered Rate (“LIBOR”) to alternative reference rates that are completed by December 31, 2022. The Company is currently evaluating the impact of this update, but does not expect a significant impact to our financial results, financial position or cash flows from the transition from LIBOR to alternative reference interest rates, but will continue to monitor the impact of this transition until it is completed.

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
The following table sets forth the final allocation of the total consideration to the identifiable tangible and intangible assets acquired and liabilities assumed, as of the date of the acquisition, with the excess recorded to goodwill:

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
Since the date of acquisition, March 31, 2021, the results of Culture Kings have been included in the Company’s consolidated results. The following amounts are included in the accompanying condensed consolidated statements of income for the three months ended March 31, 2022:

Three Months Ended March 31, 2022
Net sales	$48,925
Net loss	$(93)
The unaudited pro forma financial information below is presented to illustrate the estimated effects of the acquisition of Culture Kings and the associated financing as if they had occurred on January 1, 2020:

	Three Months Ended March 31,
	2022	2021
Net sales	$148,319	$119,978
Net income attributable to a.k.a. Brands Holding Corp.	$1,525	$2,852
Net income per share, basic and diluted	$0.01	$0.03
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

The results of operations of mnml are included in the Company’s consolidated results beginning October 14, 2021. Total net sales of $10.6 million and net income of $0.8 million of mnml are included in the accompanying condensed consolidated statement of income for the three months ended March 31, 2022. Goodwill of $29.7 million, none of which is deductible for tax purposes, represents the excess purchase price over the estimated fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed. The goodwill arising from the acquisition consists largely of anticipated synergies related to combining with the Company’s existing operations.
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
Note 4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets are comprised of the following:

	March 31, 2022	December 31, 2021
Inventory prepayments	$13,924	$14,251
Other	8,781	6,558
Total prepaid expenses and other current assets	$22,705	$20,809
Note 5. Property and Equipment, Net
Property and equipment, net is comprised of the following:

	March 31, 2022	December 31, 2021
Furniture and fixtures	$1,410	$1,305
Machinery and equipment	3,832	1,595
Computer equipment and capitalized software	4,980	2,638
Leasehold improvements	11,816	12,457
Total property and equipment	22,038	17,995
Less accumulated depreciation	(4,702)	(3,338)
Total property and equipment, net	$17,336	$14,657
Total depreciation expense was $1.2 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively. Property and equipment that is fully depreciated as of the last day of a fiscal year is written off during the first quarter of the following year. On January 1, 2022, the Company established a policy to classify all capitalized software, website design and software systems as property and equipment, resulting in a reclassification of such assets and related depreciation and amortization from intangible assets, net, to property and equipment, net.
Note 6. Goodwill
The carrying value of goodwill, as of March 31, 2022 and December 31, 2021, was $373.8 million and $363.3 million, respectively. No goodwill impairment was recorded during the three months ended March 31, 2022 or the year ended December 31, 2021.

The goodwill of the acquired companies is primarily related to expected improvements in technology performance and functionality, as well as sales growth from future product and service offerings and new customers, together with certain intangible assets that do not qualify for separate recognition. The goodwill of acquired companies is generally not deductible for tax purposes.
The following table summarizes goodwill activity:

Balance as of December 31, 2021	$363,305
Changes in foreign currency translation	10,494
Balance as of March 31, 2022	$373,799
Note 7. Intangible Assets
The gross amounts and accumulated amortization of acquired identifiable intangible assets with finite useful lives as of March 31, 2022 and December 31, 2021, included in intangible assets, net in the accompanying condensed consolidated balance sheets, are as follows:

		March 31, 2022		December 31, 2021
	Useful life	Weighted Average Amortization Period 2022	2022	Weighted Average Amortization Period 2021	2021
Customer relationships	4 years	2.4 years	$24,690	2.5 years	$24,516
Brands	10 years	8.6 years	103,115	8.9 years	100,315
Website design and software system	3 years			2.2 years	1,883
Trademarks	5 years	3.0 years	118	3.3 years	114
Total intangible assets			127,923		126,828
Less accumulated amortization			(31,937)		(28,541)
Total intangible assets, net			$95,986		$98,287
Amortization of acquired intangible assets with finite useful lives is included in general and administrative expenses and was $4.1 million and $2.4 million for the three months ended March 31, 2022 and 2021, respectively. Intangible assets that are fully depreciated as of the last day of a fiscal year are written off during the first quarter of the following year. On January 1, 2022, the Company established a policy to classify all capitalized software, website design and software systems as property and equipment, resulting in a reclassification of such assets and related depreciation and amortization from intangible assets, net, to property and equipment, net.
Future estimated amortization expense for acquired identifiable intangible assets is as follows:

Amortization Expense
Year ending December 31:
Remainder of 2022	$11,101
2023	13,116
2024	12,561
2025	10,717
2026	10,307
Thereafter	38,184
Total amortization expense	$95,986

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
The Polly Facility was available to make cash draws, procure letters of credit instruments and for the provision of ancillary facilities. The Polly Facility was due November 2021, and was therefore classified as a current liability as of December 31, 2020. As of December 31, 2020, the Company had drawn $6.2 million on the Facility and had $0.8 million drawn in letters of credit which were held as collateral under various custom bonds agreements.
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
The new senior secured credit facility requires that the Company maintain a maximum total net leverage ratio of 3.50 to 1.00 as of the last day of any fiscal quarter, beginning with the fiscal quarter ended December 31, 2021 through maturity. The new senior secured credit facility also requires that the Company maintain a minimum fixed charge coverage ratio of 1.25 to 1.00 as of the last day of any fiscal quarter, beginning with the fiscal quarter ended December 31, 2021 through maturity. In the event that the Company fails to comply with the financial covenant, the Company will have the option to make certain equity contributions, directly or indirectly, to cure any non-compliance with such covenant, subject to certain other conditions and limitations. Beginning with the fiscal year ending December 31, 2022, and continuing annually thereafter, the Company is required to make a mandatory prepayment as a percentage of excess cash flows, as defined by the credit agreement, in the period based on the Company triggering certain net debt leverage ratios. Specifically, a mandatory prepayment of 50% of excess cash flows is required if the Company’s net leverage ratio exceeds 2.75x, and a mandatory prepayment of 25% of excess cash flows is required if the Company’s net leverage ratio is greater than or equal to 2.25x. As of March 31, 2022, the Company was in compliance with all debt covenants.
The Company incurred $2.7 million of debt issuance costs in relation to the new senior secured credit facility. Of this, $0.9 million relates to the revolving credit facility and is capitalized and included in prepaid and other current assets as deferred financing costs to be amortized over the life of the facility, or five years. The remaining $1.8 million of debt issuance costs relates to the term loan and is presented net of our outstanding debt in long term debt on our balance sheet. Debt issuance costs are amortized over the life of the outstanding debt, using the effective interest rate method.
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
In January 2022, the Company borrowed $15.0 million under the revolving line of credit at an applicable interest rate of 3.52% and final payoff due on September 24, 2026. Additionally, in March 2022, the Company borrowed $10.0 million under the revolving line of credit at an applicable interest rate of 3.60% and final payoff due on September 24, 2026. Subsequently, beginning on April 1, 2022, the all-in rate (LIBOR plus the applicable margin) for the combined $25.0 million of outstanding borrowings under the revolving line of credit was repriced under the governing terms of the revolving line of credit to an applicable interest rate of 3.51%.
Total Debt and Interest
Outstanding debt consisted of the following:

	March 31, 2022	December 31, 2021
Term loan	$109,350	$110,750
Revolving credit facility	25,000	—
Capitalized debt issuance costs	(1,849)	(1,968)
Total debt	132,501	108,782
Less current portion	(5,600)	(5,600)
Total long-term debt	$126,901	$103,182
Interest expense, which included the amortization of debt issuance costs, totaled $1.3 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.

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
The Company’s operating lease costs were as follows:

	Three Months Ended March 31,
	2022	2021
Operating lease costs	$2,165	$352
Variable lease costs	148	47
Short-term lease costs	129	—
Total lease costs	$2,442	$399
The Company does not have any sublease income and the Company’s lease agreements do not contain any residual value guarantees or material restrictive covenants.
Supplemental cash flow information relating to the Company’s operating leases was as follows:

	Three Months Ended March 31,
	2022	2021
Cash paid for operating lease liabilities	$1,834	$343
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	17,242	70
Other information relating to the Company’s operating leases was as follows:

	March 31, 2022	December 31, 2021
Weighted-average remaining lease term	7.6 years	6.1 years
Weighted-average discount rate	4.3%	3.9%
As of March 31, 2022, the maturities of operating lease liabilities were as follows:

Remainder of 2022	$4,334
2023	9,236
2024	6,666
2025	5,843
2026	4,933
Thereafter	21,967
Total remaining lease payments	52,979
Less: imputed interest	9,074
Total operating lease liabilities	43,905
Less: current portion	(6,544)
Long-term operating lease liabilities	$37,361

On January 31, 2022, the Company entered into a lease agreement with Forum Shops, LLC to lease approximately 13,425 square feet of selling space located in the Forum Shops at Caesars Palace. The lease commenced in March 2022 and will require rent payments beginning in the latter half of 2022 when the store opens. Rent payments for the twelve months after the store opens will be approximately $1.7 million and have subsequent annual increases to such cash payments by 3.0% each year through the tenth anniversary of the lease commencement.
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
Note 11. Accrued Liabilities
Accrued liabilities consisted of the following:

	March 31, 2022	December 31, 2021
Accrued salaries and other benefits	$8,622	$11,746
Accrued freight costs	6,223	9,199
Sales tax payable	20,902	20,008
Accrued marketing costs	2,656	2,543
Accrued professional services	2,372	1,698
Other accrued liabilities	5,936	8,181
Total accrued liabilities	$46,711	$53,375
Note 12. Equity-based Compensation
Incentive Plans
2021 Omnibus Incentive Plan
In September 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Omnibus Incentive Plan (the “2021 Plan”) which became effective in connection with the IPO. The 2021 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units and other forms of equity and cash compensation. A total of 4,900,269 shares of the Company’s common stock were initially reserved for issuance under the 2021 Plan. The number of shares of common stock reserved and available for issuance under the 2021 Plan automatically increased on January 1, 2022 by 1% of the number of shares of the Company’s common stock outstanding on December 31, 2021, and will continue to automatically increase each January 1 by 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the compensation committee of the Company’s board of directors.
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
Grant Activity
Stock Options
The 2021 Plan provides for the issuance of incentive and nonqualified stock options. Under the 2021 Plan, the exercise price of an incentive stock option shall not be less than the fair market value of one share of the Company’s common stock on the date of grant. Stock options are exercisable over periods not to exceed ten years from the date of grant, and generally vest over time or based on performance. As of March 31, 2022, all stock option grants have been time-based.
A summary of the Company's time-based stock option activity under the 2021 Plan was as follows:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance as of December 31, 2021	273,026	$9.50	$—
Granted	—	—
Vested	—	—
Forfeited/Repurchased	—	—
Balance as of March 31, 2022	273,026	9.50	—
Vested as of March 31, 2022	—

As of March 31, 2022, there was $1.2 million of total unrecognized compensation cost related to unvested stock options issued under the 2021 Plan, which is expected to be recognized over a weighted average period of 3.4 years.
Restricted Stock Units
The 2021 Plan provides for the issuance of restricted stock units (“RSUs”). RSUs generally vest over four years.
A summary of the Company's RSU activity under the 2021 Plan was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of December 31, 2021	915,480	$10.04
Granted	78,320	6.30
Vested	—	0.00
Forfeited/Repurchased	(40,525)	9.99
Balance as of March 31, 2022	953,275	$9.74
As of March 31, 2022, there was $8.0 million of total unrecognized compensation cost related to unvested RSUs issued under the 2021 Plan, which is expected to be recognized over a weighted average period of 3.6 years.
Incentive Units
The 2018 Plan provided for the issuance of time-based incentive units and performance-based incentive units. Time-based incentive units generally vest over four years. Performance-based incentive units vested upon the satisfaction of the performance condition as described further below.
Time-Based Incentive Partnership Units
The following table summarizes time-based incentive unit activity under the 2018 Plan:

	Number of Units	Weighted Average Grant Date Fair value	Weighted Average Participation Threshold	Aggregate Intrinsic Value
Balance as of December 31, 2021	5,975,813	$1.16	$3.04	$14,162
Granted	—	—	—
Vested	(458,155)	1.42	1.37
Forfeited/Repurchased	(87,214)	0.42	1.07
Balance as of March 31, 2022	5,430,444	$1.15	$3.21	$1,865
Vested as of March 31, 2022	3,820,425
As of March 31, 2022, there was $5.8 million of total unrecognized compensation cost related to unvested time-based incentive units issued under the 2018 Plan, which is expected to be recognized over a weighted average period of 2.4 years.
While there were no time-based incentive units granted under the 2018 plan during the three months ended March 31, 2022, the assumptions that the Company used to determine the grant date fair value of time-based incentive units during the three months ended March 31, 2021 were as follows, presented on a weighted-average basis:

Three Months Ended March 31, 2021

Risk free interest rate	0.12%
Expected volatility	45%
Expected dividend yield	0%
Expected term	1.60 years

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
The following table summarizes the Company’s equity-based compensation expense by award type for all Plans:

	Three Months Ended March 31,
	2022	2021
Stock options	$122	$—
RSUs	643	—
Time-based incentive units	603	523
Total	$1,368	$523
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

Note 14. Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share and a reconciliation of the weighted average number of shares outstanding:

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income attributable to a.k.a. Brands Holding Corp.	$1,525	$1,472
Denominator:
Weighted-average common shares outstanding, basic	128,647,836	69,931,635
Dilutive securities:
Stock options	—	—
RSUs	5,585	—
Weighted-average common shares outstanding, diluted	128,653,421	69,931,635
Net income per share:
Net income per share, basic	$0.01	$0.02
Net income per share, diluted	$0.01	$0.02
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

Note 17. Subsequent Events
The Company has evaluated subsequent events occurring through May 10, 2022, the date that these financial statements were originally available to be issued, and determined that no subsequent events occurred that would require disclosure in these financial statements.

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

The following table sets forth our key operating metrics for each period presented:

	Three Months Ended March 31,
(in millions, other than dollar figures)	2022	2021
Active customers	3.8	1.6
Active customers across a.k.a. Brands(1)	3.8	2.6
Average order value	$83	$78
Average order value across a.k.a. Brands(1)	$83	$88
Number of orders	1.8	0.9
Number of orders across a.k.a. Brands(1)	1.8	1.4
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
Average Order Value
We define average order value (“AOV”) as net sales in a given period divided by the total orders placed in that period. Average order value may fluctuate as we expand into new categories or geographies or as our assortment changes.
Key Financial Metrics
The following table sets forth our key GAAP and non-GAAP financial metrics for for each period presented:

	Three Months Ended March 31,
	2022	2021
Gross margin	57%	59%
Net income (in thousands)	$1,525	$1,790
Net income margin	1%	3%
Adjusted EBITDA (in thousands)	$10,652	$8,326
Adjusted EBITDA margin	7%	12%
Net cash (used in) provided by operating activities (in thousands)	$(14,903)	$18,974
Free cash flow (in thousands)	$(17,511)	$18,677
Adjusted EBITDA, Adjusted EBITDA Margin and free cash flow are non-GAAP measures. See “Non-GAAP Financial Measures” for information regarding our use of Adjusted EBITDA, Adjusted EBITDA margin and free cash flow and their reconciliation to net income, net income margin and net cash (used in) provided by operating activities, respectively. See also “Components of Our Results of Operations” for more information.
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
The following table reflects a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure prepared in accordance with GAAP:

	Three Months Ended March 31,
In thousands	2022	2021
Net income	$1,525	$1,790
Add:
Total other expense, net	1,171	123
Provision for income tax	653	767
Depreciation and amortization expense	5,217	2,566
Inventory step-up amortization expense	707	—
Equity-based compensation expense	1,368	523
Transaction costs	11	2,557
Adjusted EBITDA	$10,652	$8,326
Net income margin	1%	3%
Adjusted EBITDA margin	7%	12%
Free Cash Flow
We calculate free cash flow as net cash (used in) provided by operating activities reduced by purchases of property and equipment. Management believes free cash flow is a useful measure of liquidity and an additional basis for assessing our ability to generate cash. There are limitations related to the use of free cash flow as an analytical tool, including: other companies may calculate free cash flow differently, which reduces its usefulness as a comparative measure; and free cash flow does not reflect our future contractual commitments nor does it represent the total residual cash flow for a given period.
The following table presents a reconciliation of free cash flow to net cash (used in) provided by operating activities, the most directly comparable financial measure prepared in accordance with GAAP:

	Three Months Ended March 31,
	2022	2021
Net cash (used in) provided by operating activities	$(14,903)	$18,974
Less: purchases of property and equipment	(2,608)	(297)
Free cash flow	$(17,511)	$18,677
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

For the three months ended March 31, 2022, free cash flow decreased by $36.2 million compared to free cash flow for the three months ended March 31, 2021. This was attributable primarily to a build-up of inventory, the pay-down of payables and accruals and an increase in capital expenditures. The build-up of inventory was driven by Culture Kings’ growth into the US. The pay-down of payables and accruals was primarily due to timing. The increase in capital expenditures was primarily due to the build-out of Culture Kings’ new store in Las Vegas.
Factors Affecting Our Performance
Impact of COVID-19
The COVID-19 pandemic continued to impact our business and results of operations in the first quarter of fiscal year 2022. Certain of our supply chain partners, including third party manufacturers, logistics providers and other vendors continue to experience delays and shut-downs due to the COVID-19 pandemic, which have delayed, and are expected to continue to delay, shipments of products. As a result, we expect to continue to make increased use of more expensive air freight, which will continue to result in increased cost of goods. While we have been able to offset increased shipping prices to some extent, there can be no assurance that we will continue to be able to do so, or that prices for shipping services will not increase to a level that does not permit us to do so. We continue to monitor these delays and other potential disruptions in our supply chain and will implement mitigation plans as needed.

Although many government-imposed restrictions have been reduced or removed, the future impact of the COVID-19 pandemic continues to be highly uncertain. Consequently, our business and results of operations, including our net sales, earnings and cash flows, could continue to be adversely impacted, including as a result of:
•decreased consumer confidence and consumer spending habits, including spending for the merchandise that we sell, and negative trends in consumer purchasing patterns due to changes in consumers’ disposable income, credit availability and debt levels;
•disruption to the supply chain caused by the pandemic affecting production, distribution and other logistical issues, including port closures and shipping backlogs;
•challenges filling staffing requirements at distribution centers and Culture Kings’ retail stores due to labor shortages affecting retail businesses; and
•increased materials and procurement costs as a result of scarcity or increased prices of commodities and raw materials.
All of these factors have contributed to, and we expect will continue to contribute to, reduced orders, increased product returns, increased order cancellations, lower revenues, higher discounts, increased inventories, decreased value of inventories, reduced sales through Culture Kings experiential stores and lower gross margins.
Foreign Currency Rate Fluctuations
Our international operations have provided and are expected to continue to provide a significant portion of our Company’s net sales and operating income. As a result, our Company’s net sales and operating income will continue to be affected by changes in the U.S. dollar against international currencies, but predominantly against the Australian dollar. In order to provide a framework for assessing the performance of our underlying business, excluding the effects of foreign currency rate fluctuations, we compare the percent change in the results from one period to another period in this Quarterly Report on Form 10-Q using a constant currency methodology wherein current and comparative prior period results for our operations reporting in currencies other than U.S. dollars are converted into U.S. dollars at constant exchange rates (i.e., the rates in effect on December 31, 2021, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. Such disclosure throughout our management’s discussion and analysis of financial condition and results of operations will be described as “on a constant currency basis.” Volatility in currency exchange rates may impact the results, including net sales and operating income, of the Company in the future.

Results of Operations
The following tables set forth our results of operations for the periods presented and express the relationship of certain line items as a percentage of net sales for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
In thousands	2022	2021
Net sales	$148,319	$68,779
Cost of sales	64,123	28,191
Gross profit	84,196	40,588
Operating expenses:
Selling	40,364	18,254
Marketing	15,705	6,224
General and administrative	24,778	13,430
Total operating expenses	80,847	37,908
Income from operations	3,349	2,680
Other expense, net:
Interest expense	(1,259)	(104)
Other income (expense)	88	(19)
Total other expense, net	(1,171)	(123)
Income before income taxes	2,178	2,557
Provision for income taxes	(653)	(767)
Net income	1,525	1,790
Net income attributable to noncontrolling interests	—	(318)
Net income attributable to a.k.a. Brands Holding Corp.	$1,525	$1,472

	Three Months Ended March 31,
	2022	2021
Net sales	100%	100%
Cost of sales	43%	41%
Gross profit	57%	59%
Operating expenses:
Selling	27%	27%
Marketing	11%	9%
General and administrative	17%	20%
Total operating expenses	55%	55%
Income from operations	2%	4%
Other expense, net:
Interest expense	(1%)	—%
Other income (expense)	—%	—%
Total other expense, net	(1%)	—%
Income before income taxes	1%	4%
Provision for income taxes	—%	(1%)
Net income	1%	3%
Net income attributable to noncontrolling interests	—%	—%
Net income attributable to a.k.a. Brands Holding Corp.	1%	2%

Comparison of the Three Months Ended March 31, 2022 and 2021
Net Sales

	Three Months Ended March 31,
	2022	2021
Net sales	$148,319	$68,779
Net sales increased by $79.5 million, or 116%, for the three months ended March 31, 2022 compared to the same period in 2021. The overall increase in net sales was primarily driven by a 100% increase in the number of orders we processed in 2022 compared to 2021, driving an increase in sales of $71.6 million. Additionally, an increase in our average order value of 6%, from $78 in 2021 to $83 in 2022, also contributed $4.4 million to the overall increase in net sales. The increase in the number of orders was driven by the acquisition of Culture Kings and mnml, as well as the growth of Princess Polly in the U.S. The increase in our average order value was primarily due to the acquisition of Culture Kings, which has a higher AOV than our other brands. On a constant currency basis, net sales and average order value for the three months ended March 31, 2022 would have increased 121% and 8%, respectively. The three months ended March 31, 2022 includes the operations of Culture Kings and mnml, or $59.5 million of net sales.
Cost of Sales

	Three Months Ended March 31,
	2022	2021
Cost of sales	$64,123	$28,191
Percent of net sales	43%	41%
Cost of sales increased by $35.9 million, or 127%, for the three months ended March 31, 2022 compared to the same period in 2021. This increase was primarily driven by a 100% increase in the total number of orders we processed in 2022, as compared to 2021, which includes the impact of the operations of Culture Kings and mnml, or $28.4 million of cost of sales, in the three months ended March 31, 2022. The increase in cost of sales as a percentage of net sales was due to higher air freight expense, the inclusion of Culture Kings and the $0.7 million impact from the fair value increase in inventory acquired in the mnml acquisition. Culture Kings has a lower mix of exclusive products compared to our overall portfolio. Exclusive products have a higher gross margin compared to other products we sell.
Gross Profit

	Three Months Ended March 31,
	2022	2021
Gross profit	$84,196	$40,588
Gross margin	57%	59%
Gross profit increased by $43.6 million, or 107%, for the three months ended March 31, 2022 compared to the same period in 2021. This increase was primarily driven by a 116% increase in net sales. The decrease in gross margin was primarily due to higher air freight expense and the inclusion of Culture Kings. Culture Kings has a lower mix of exclusive products compared to our overall portfolio. Exclusive products have a higher gross margin compared to other products we sell.
Selling Expenses

	Three Months Ended March 31,
	2022	2021
Selling	$40,364	$18,254
Percent of net sales	27%	27%
Selling expenses increased by $22.1 million, or 121%, for the three months ended March 31, 2022 compared to the same period in 2021. This increase was driven by the 100% increase in the number of orders shipped, and the operations of Culture Kings and mnml, or $15.5 million of selling expenses, in the three months ended March 31, 2022.

Marketing Expenses

	Three Months Ended March 31,
	2022	2021
Marketing	$15,705	$6,224
Percent of net sales	11%	9%
Marketing expenses increased by $9.5 million, or 152%, for the three months ended March 31, 2022 compared to the same period in 2021. The increase in marketing expenses was driven by the operations of Culture Kings and mnml, or $6.9 million of marketing expenses, in the three months ended March 31, 2022 and increased marketing investment to acquire customers and retain existing customers to generate higher net sales. The increase in marketing expenses as a percentage of net sales was primarily due to Culture Kings’ higher rate of advertising spend and an increase in Princess Polly’s customer acquisition cost as both brands tested new marketing opportunities.
General and Administrative Expenses

	Three Months Ended March 31,
	2022	2021
General and administrative	$24,778	$13,430
Percent of net sales	17%	20%
General and administrative expenses increased by $11.3 million, or 84%, for the three months ended March 31, 2022 compared to the same period in 2021. The increase was primarily driven by the operations of Culture Kings and mnml, or $7.4 million of general and administrative expenses, in the three months ended March 31, 2022, a $3.3 million increase in salaries and related benefits and equity-based compensation expense related to increases in our headcount across functions to support business growth and $2.1 million in additional insurance and professional service fees, partially offset by a $2.5 million decrease in transaction costs. The decrease in general and administrative expenses as a percentage of net sales resulted primarily from a decrease in transaction costs.
Other expense, net

	Three Months Ended March 31,
	2022	2021
Other expense, net:
Interest expense	$(1,259)	$(104)
Other income (expense)	88	(19)
Total other expense, net	$(1,171)	$(123)
Percent of net sales	(1)%	0%
Other expense, net increased by $1.0 million for the three months ended March 31, 2022 compared to the same period in 2021, primarily due to interest expense related to our senior secured credit facilities.
Provision for income taxes

	Three Months Ended March 31,
	2022	2021
Provision for income taxes	$(653)	$(767)
Percent of net sales	—%	(1%)
Provision for income tax decreased by $0.1 million, or 15% for the three months ended March 31, 2022 compared to the same period in 2021. This decrease was due to a reduction in our income before income taxes.

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
As of March 31, 2022, our principal sources of liquidity were cash and cash equivalents totaling $41.2 million. Our cash equivalents primarily consist of money market funds.
As of March 31, 2022, most of our cash was held for working capital purposes. We believe that our existing cash, together with cash generated from operations and available borrowing capacity under our line of credit, will be sufficient to meet our anticipated cash needs for the next 12 months. We believe that cash generated from ongoing operations and continued access to debt markets will be sufficient to satisfy our cash requirements beyond 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. We may seek to borrow funds under our line of credit or raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section of our Annual Report on Form 10-K captioned “Risk Factors.” We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all. The inability to raise capital if needed would adversely affect our ability to achieve our business objectives.
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
In connection with the IPO, we entered into a new senior secured credit facility inclusive of a $100.0 million term loan and a $50.0 million revolving line of credit, with an option of up to $50.0 million in additional term loan through an accordion provision. We used borrowings under this new credit facility together with a portion of the proceeds from the IPO, to repay the Fortress Credit Facilities in full. As of March 31, 2022, the Company owes a combined $109.4 million in term loan and accordion borrowings, as well as $25.0 million borrowed under the revolving line of credit. The term loan requires us to make amortized annual payments of 5.0% during the first and second years, 7.5% during the third and fourth years and 10.0% during the fifth year with the balance of the loan due at maturity. Borrowings under the term loan accrue interest at a benchmark rate plus an applicable margin dependent upon our net leverage ratio. The revolving line of credit accrues interest at a benchmark rate plus an applicable margin dependent upon our net leverage ratio. The highest interest rates under the agreement for both the term loan and revolving line of credit occur at a net leverage ratio of greater than 2.75x, yielding an interest rate of a benchmark rate plus 3.25%. The accordion provision allows us to borrow additional amounts of term loan at terms to be agreed upon at the time of issuance, but on substantially the same basis as the original term loan. Principal payments of our term loan and accordion for the next twelve months are anticipated to total $5.6 million.
As part of our entering into the new senior secured credit facilities, we are subject to certain financial covenant ratios and certain annual mandatory prepayment terms based on excess cash flows, as defined by the credit agreement, based on our net leverage ratio for years beginning with the fiscal year ending December 31, 2022. If we are unable to comply with certain financial covenant ratios and terms requiring mandatory prepayment based on a percentage of excess cash flows, our long-term liquidity position may be adversely impacted. Furthermore, the variable interest rates associated with our new senior secured credit facilities could result in interest payments that are higher than anticipated.
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
Material Cash Requirements
There have been no significant changes in our material cash requirements from those reported in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2022 (the “Annual Report”) for the year ended December 31, 2021.
Historical Cash Flows

	Three Months Ended March 31,
	2022	2021
Net cash (used in) provided by operating activities	$(14,903)	$18,974
Net cash used in investing activities	(4,703)	(226,022)
Net cash provided by financing activities	22,337	219,743
Net Cash (Used In) Provided by Operating Activities
Cash from operating activities consists primarily of net income adjusted for certain non-cash items, including depreciation, amortization, equity-based compensation, the effect of changes in working capital and other activities.
During the three months ended March 31, 2022, as compared to the same period in 2021, net cash (used in) provided by operating activities decreased $33.9 million. This was attributable primarily to a build-up of inventory and the pay-down of payables and accruals. The build-up of inventory was driven by CK’s growth into the US. The pay-down of payables and accruals was primarily due to timing.
Net Cash Used in Investing Activities
Our primary investing activities have consisted of acquisitions to support our overall business growth and investments in our fulfillment centers and our internally developed software to support our infrastructure. Purchases of property and equipment may vary from period to period due to timing of the expansion of our operations.
During the three months ended March 31, 2022, as compared to the same period in 2021, net cash used in investing activities decreased $221.3 million. This was attributable to the acquisition of Culture Kings in March 2021.
Net Cash Provided by Financing Activities
Our financing activities have historically consisted of cash proceeds received from the issuance of borrowings, cash used to pay down borrowings or cash received in exchange for partner units, and more recently, the sale of our common stock in the IPO.
During the three months ended March 31, 2022, as compared to the same period in 2021, net cash provided by financing activities decreased $197.4 million. This was primarily attributable to the proceeds received from debt issuances and from the issuance of partner units to acquire Culture Kings in March 2021. Offsetting the 2021 activity is $25.0 million in proceeds from the revolving line of credit in 2022.

Critical Accounting Estimates
We believe that the following accounting estimates involve a high degree of judgment and complexity. Refer to Note 2 to our audited consolidated financial statements and the related notes thereto for the years ended December 31, 2021, 2020 and 2019, included in our Annual Report on Form 10-K, for a description of our significant accounting policies. The preparation of our financial statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts reported in those financial statements and accompanying notes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates.
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
Revenue is recognized upon shipment when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Our revenue is reported net of sales returns and discounts. We estimate our liability for product returns based on historical return trends and an evaluation of current economic and market conditions, all of which have a degree of uncertainty. We record the expected customer refund liability as a reduction to revenue, and the expected inventory right of recovery as a reduction of cost of goods sold. If actual return costs differ from previous estimates, the amount of the liability and corresponding revenue are adjusted in the period in which such costs occur. We have not made any material changes to our assumptions included in our calculations of expected customer refund activity during the three months ended March 31, 2022.
Inventory
Inventories are stated at the lower of cost and net realizable value. Cost is determined using an average cost method. Cost of inventory includes import duties and other taxes and transport and handling costs to deliver the inventory to our distribution centers or stores. We write down inventory where it appears that the carrying cost of the inventory may not be recovered through subsequent sale of the inventory. We analyze the quantity of inventory on hand, the quantity sold in the past year, the anticipated sales volume, the expected sales price and the cost of making the sale when evaluating the value of our inventory. If the sales volume or sales price of specific products declines, additional write-downs may be required. We have not made any material changes to our assumptions included in the calculations of the lower of cost or net realizable value reserves during the three months ended March 31, 2022.
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
Significant judgment and estimates are required in assessing impairment of goodwill and intangible assets, including identifying whether events or changes in circumstances require an impairment assessment, estimating future cash flows and determining appropriate discount rates. Our estimates of fair value are based on assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. No goodwill or intangible asset impairment was recorded for the three months ended March 31, 2022.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are recorded net on the face of the balance sheet. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. This assessment involves uncertainty and judgment. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We have not made any material changes to our assumptions and estimates related to our income tax positions during the three months ended March 31, 2022.

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
Interest Rate Sensitivity
Cash and cash equivalents are held primarily in cash deposits and money market funds. The fair value of our cash and cash equivalents would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments. Interest on any line of credit borrowings incurred pursuant to the credit described above would accrue at a floating rate based on a formula tied to certain market rates at the time of incurrence; however, we do not expect that any change in prevailing interest rates will have a material impact on our results of operations. As of March 31, 2022, we had approximately $109.4 million in debt outstanding under our term loan. Based on the levels of borrowings under our new senior secured credit facility at March 31, 2022, a hypothetical 100 basis point increase or decrease in underlying interest rates would increase or decrease interest expense by approximately $1.0 million. This hypothetical analysis may differ from the actual change in interest expense due to potential changes in interest rates or gross borrowings outstanding under our credit facilities. We do not utilize derivative financial instruments to manage our interest rate risks.
Foreign Currency Risk
We are exposed to fluctuations in currency exchange rates as a result of our operations in countries other than the U.S., principally related to our significant operations in Australia. As of March 31, 2022, movements in currency exchange rates and the related impact on the translation of the balance sheets resulted in the $14.4 million net gain in the currency translation category of accumulated other comprehensive income (loss). A hypothetical 10% increase or decrease in the Australian dollar exchange rate could have resulted in a $47.8 million foreign currency translation fluctuation, which would be recorded in accumulated other comprehensive loss in the condensed consolidated balance sheets.
Additionally, a portion of our sales and costs are earned and incurred, respectively, in USD for subsidiaries that use AUD as their functional currency. These sales and costs generate a foreign currency exposure. Furthermore, we have various assets and liabilities, primarily cash and intercompany receivables and payables, denominated in USD where the functional currency is AUD. These balance sheet items are subject to remeasurement which may create fluctuations in other expense within our consolidated statements of income. For the three months ended March 31, 2022, movements in currency exchange rates resulted in a $0.1 million net gain in other expense.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation is performed to determine whether our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Due to the material weaknesses described below, our chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2022. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Material Weaknesses
As disclosed in our Annual Report, we identified two material weaknesses in the design and operation of our internal control over financial reporting in connection with the preparation of our financial statements that had not been remediated as of December 31, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company’s management, including our chief executive officer and chief financial officer concluded that, as of December 31, 2021:
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
While progress has been made to remediate both of the material weaknesses above, as of March 31, 2022, we are still in the process of developing and implementing the enhanced processes and procedures and testing the operating effectiveness of these improved controls. We believe our actions will be effective in remediating the material weaknesses, and we continue to devote significant time and attention to these efforts. In addition, the material weaknesses will not be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weaknesses above are not remediated as of March 31, 2022.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Management’s Report on Internal Control over Financial Reporting
This Quarterly Report on Form 10-Q does not include a report of management's assessment regarding internal control over financial reporting as permitted in this transition period under the rules of the SEC for newly public companies.

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
ITEM 1A. RISK FACTORS
Reference is made to the information disclosed under Part I, Item 1A - "Risk Factors" in our Annual Report, which contains a detailed discussion of certain risk factors that could materially adversely affect the Company's business, operating results and/or financial condition. There are no material changes to the risk factors previously disclosed, nor has the Company identified any previously undisclosed risks that could materially adversely affect the Company's business, operating results and/or financial condition.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES
Not applicable.
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

a.k.a. Brands Holding Corp.

Date: May 10, 2022	By:	/s/ Ciaran Long
	Name:	Ciaran Long
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)