Form 10-Q
period 2022-06-30
A.K.A. BRANDS HOLDING CORP.
filed 2022-08-10
CIK 1865107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________________________________
FORM 10-Q
__________________________________________________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2022, the registrant had 128,674,678 shares of common stock outstanding.

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
•global geopolitical (such as the outbreak of hostilities between Russia and Ukraine), economic and market conditions beyond our control;
•fluctuations between non-U.S. currencies and the U.S. dollar;
•our ability to attract and retain highly qualified personnel;
•fluctuations in wage rates and the price, availability and quality of raw materials and finished goods;
•interruptions in or increased costs of shipping and distribution; and
•the other risk factors set forth elsewhere in this report and under Item 1A of Part I of the Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2022 (the “2021 Form 10-K”).
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$29,109	$38,832
Restricted cash	1,666	2,186
Accounts receivable	3,030	2,663
Inventory, net	143,853	115,783
Prepaid income taxes	11,050	4,059
Prepaid expenses and other current assets	20,092	20,809
Total current assets	208,800	184,332
Property and equipment, net	18,450	14,657
Operating lease right-of-use assets	38,991	26,415
Intangible assets, net	85,548	98,287
Goodwill	346,337	363,305
Other assets	945	850
Total assets	$699,071	$687,846
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$28,457	$25,088
Accrued liabilities	55,728	53,375
Sales returns reserve	5,166	6,887
Deferred revenue	7,643	11,344
Operating lease liabilities, current	6,338	5,721
Current portion of long-term debt	5,600	5,600
Total current liabilities	108,932	108,015
Long-term debt	125,618	103,182
Operating lease liabilities	34,415	21,370
Other long-term liabilities	1,338	1,333
Deferred income taxes, net	2,225	2,920
Total liabilities	272,528	236,820
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 128,669,181 and 128,647,836 shares issued and outstanding	129	129
Additional paid-in capital	456,637	453,807
Accumulated other comprehensive loss	(35,706)	(11,080)
Retained earnings	5,483	8,170
Total stockholders’ equity	426,543	451,026
Total liabilities and stockholders’ equity	$699,071	$687,846
The accompanying notes are an integral part of these condensed consolidated financial statements.

a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	$158,471	$149,227	$306,790	$218,006
Cost of sales	71,024	67,793	135,147	95,984
Gross profit	87,447	81,434	171,643	122,022
Operating expenses:
Selling	45,254	40,023	85,618	58,277
Marketing	19,064	14,908	34,769	21,132
General and administrative	25,703	19,220	50,481	32,650
Total operating expenses	90,021	74,151	170,868	112,059
Income (loss) from operations	(2,574)	7,283	775	9,963
Other expense, net:
Interest expense	(1,393)	(4,113)	(2,652)	(4,217)
Other expense	(1,200)	(42)	(1,112)	(61)
Total other expense, net	(2,593)	(4,155)	(3,764)	(4,278)
Income (loss) before income taxes	(5,167)	3,128	(2,989)	5,685
Benefit from (provision for) income taxes	955	(939)	302	(1,706)
Net income (loss)	(4,212)	2,189	(2,687)	3,979
Net loss (income) attributable to noncontrolling interests	—	242	—	(76)
Net income (loss) attributable to a.k.a. Brands Holding Corp.	$(4,212)	$2,431	$(2,687)	$3,903
Net income (loss) per share:
Basic	$(0.03)	$0.03	$(0.02)	$0.05
Diluted	$(0.03)	$0.03	$(0.02)	$0.05
Weighted average shares outstanding:
Basic	128,657,271	85,702,097	128,652,580	77,860,431
Diluted	128,657,271	85,702,097	128,652,580	77,860,431
The accompanying notes are an integral part of these condensed consolidated financial statements.

a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$(4,212)	$2,189	$(2,687)	$3,979
Other comprehensive loss:
Currency translation	(39,031)	(5,681)	(24,626)	(11,099)
Total comprehensive loss	(43,243)	(3,492)	(27,313)	(7,120)
Comprehensive loss attributable to noncontrolling interests	—	2,214	—	3,870
Comprehensive loss attributable to a.k.a. Brands Holding Corp.	$(43,243)	$(1,278)	$(27,313)	$(3,250)
The accompanying notes are an integral part of these condensed consolidated financial statements.

a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY, PARTNERS’ CAPITAL(1) AND REDEEMABLE NONCONTROLLING INTEREST
(in thousands, except share and unit data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	128,647,836	$129	$453,807	$(11,080)	$8,170	$451,026
Equity-based compensation	—	—	1,368	—	—	1,368
Cumulative translation adjustment	—	—	—	14,405	—	14,405
Net income	—	—	—	—	1,525	1,525
Balance as of March 31, 2022	128,647,836	129	455,175	3,325	9,695	468,324
Equity-based compensation	—	—	1,494	—	—	1,494
Issuance of common stock upon settlement of equity awards, net of shares withheld	21,345	—	(32)	—	—	(32)
Cumulative translation adjustment	—	—	—	(39,031)	—	(39,031)
Net loss	—	—	—	—	(4,212)	(4,212)
Balance as of June 30, 2022	128,669,181	$129	$456,637	$(35,706)	$5,483	$426,543

	Partnership Units(1)		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Stockholders’ Equity	Redeemable Noncontrolling Interest
	Units	Amount
Balance as of December 31, 2020	114,167,842	$108,197	$727	$5,839	$14,138	$9,983	$138,884	$—
Issuance of units	25,746,282	82,669	—	—	—	—	82,669	—
Noncontrolling interest from purchase of Culture Kings	—	—	—	—	—	—	—	142,717
Equity-based compensation	—	—	523	—	—	—	523	—
Cumulative translation adjustment	—	—	—	(3,444)	—	(398)	(3,842)	(1,575)
Net income	—	—	—	—	1,472	318	1,790	—
Balance as of March 31, 2021	139,914,124	190,866	1,250	2,395	15,610	9,903	220,024	141,142
Equity-based compensation	—	—	609	—	—	—	609	—
Cumulative translation adjustment	—	—	—	(3,709)	—	(137)	(3,846)	(1,835)
Net income	—	—	—	—	2,431	253	2,684	(495)
Balance as of June 30, 2021	139,914,124	$190,866	$1,859	$(1,314)	$18,041	$10,019	$219,471	$138,812
_________
(1)Excelerate, L.P. was the predecessor entity to a.k.a. Brands Holding Corp. Refer to Note 1 for additional information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(2,687)	$3,979
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation expense	2,728	870
Amortization expense	8,079	6,231
Amortization of inventory fair value adjustment	707	6,266
Amortization of debt issuance costs	326	247
Non-cash interest expense	—	693
Non-cash operating lease expense	3,109	3,064
Equity-based compensation	2,862	1,132
Deferred income taxes, net	(1,078)	(2,109)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(424)	(1,602)
Inventory	(33,183)	(11,490)
Prepaid expenses and other current assets	(67)	(5,755)
Accounts payable	5,304	1,354
Income taxes payable	(7,213)	(8,587)
Accrued liabilities	4,896	13,278
Returns reserve	(1,569)	2
Deferred revenue	(3,434)	2,857
Lease liabilities	(1,943)	(2,950)
Net cash (used in) provided by operating activities	(23,587)	7,480
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(225,744)
Cash paid from holdbacks associated with acquisitions	(2,095)	—
Purchase of intangible assets	(64)	—
Purchases of property and equipment	(5,803)	(3,361)
Net cash used in investing activities	(7,962)	(229,105)
Cash flows from financing activities:
Payments of costs related to initial public offering	(1,142)	—
Proceeds from line of credit, net of issuance costs	25,000	12,045
Repayment of line of credit	—	(6,364)
Proceeds from issuance of debt, net of issuance costs	(121)	144,103
Repayment of debt	(2,800)	(938)
Taxes paid related to net share settlement of equity awards	(32)	—
Proceeds from issuance of units	—	82,669
Net cash provided by financing activities	20,905	231,515
Effect of exchange rate changes on cash, cash equivalents and restricted cash	401	(413)
Net increase (decrease) in cash, cash equivalents and restricted cash	(10,243)	9,477
Cash, cash equivalents and restricted cash at beginning of period	41,018	27,099
Cash, cash equivalents and restricted cash at end of period	$30,775	$36,576

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$29,109	$34,341
Restricted cash	1,666	2,235
Total cash, cash equivalents and restricted cash	$30,775	$36,576
The accompanying notes are an integral part of these condensed consolidated financial statements.

a.k.a. BRANDS HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except share, per share data, unit, per unit data, ratios, or as noted)
(unaudited)
Note 1. Organization and Description of Business
a.k.a. Brands Holding Corp. (together with our wholly-owned subsidiaries, collectively, the “Company”), which operates under the name “a.k.a. Brands” or “a.k.a.,” is an online fashion retailer focused on acquiring and accelerating the growth of next-generation, digitally native fashion brands targeting Gen Z and Millennial customers.
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
Reorganization Transactions
a.k.a. Brands Holding Corp. was formed as a Delaware corporation on May 20, 2021 to be the issuer of common stock in the IPO. Excelerate, L.P. (“Excelerate”), a Cayman limited partnership, and the predecessor entity to a.k.a. Brands Holding Corp., was the holding company of the entities that owned and operated the a.k.a. businesses prior to the IPO. The equity interests of Excelerate, which included the Series A partner units and incentive units, were owned by affiliates of Summit Partners (“Summit”), certain other investors and certain of our executive officers and directors and other members of management.
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
Excelerate historically owned 66.7% of the equity interests in P&P Holdings, LP (“P&P Holdings”), which operated the Company’s Petal & Pup business prior to the IPO. The remaining 33.3% of the equity interests in P&P Holdings were held by certain minority investors. On August 19, 2021, the Company repurchased approximately 6.0% of the equity held by the P&P minority investors for AUD $5.0 million. In connection with the completion of the IPO, the Company used a portion of the net proceeds from the IPO to fund the acquisition of the remaining 27.3% of the equity interests in P&P Holdings then owned by the P&P minority investors for cash of approximately AUD $22.8 million. Following the completion of this purchase, P&P Holdings became a wholly-owned subsidiary of a.k.a. Brands Holding Corp.
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
Prior to the IPO, a.k.a. used the two-class method in calculating earnings per unit and had not deemed the incentive units to be potentially dilutive because such shares cannot participate in distributions and earnings of the Company until after the Series A units receive their return of capital plus a specified threshold amount per unit, and such threshold had not been met. Accordingly, basic and diluted earnings per share presented on the condensed consolidated statements of income for all periods prior to the IPO are the same. Post-IPO, the common stock held by New Excelerate includes shares issued in proportion to the ownership interests in respect to the incentive units. Therefore, the impact of the incentive unit ownership is included in the common stock issued and outstanding after the IPO.
Note 2. Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The Company’s unaudited condensed consolidated interim financial statements have been prepared in accordance with Article 10 of the SEC’s Regulation S-X. As permitted under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles in the United States (“GAAP”) can be condensed or omitted. These financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of our financial information. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2021 which are included in the 2021 Form 10-K. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2022 or for any other interim period or for any other future year. The accompanying condensed consolidated financial statements include the balances of the Company and all of its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
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
The Company generally provides refunds for goods returned within 30 to 45 days from the original purchase date. A returns reserve is recorded by the Company based on historical refund experience with a corresponding reduction of sales and cost of sales. The returns reserve was $5.2 million and $6.9 million as of June 30, 2022 and December 31, 2021, respectively.
The following table presents a summary of the Company’s sales return reserve:

Balance as of December 31, 2020	$3,517
Returns	(80,915)
Allowance	84,285
Balance as of December 31, 2021	6,887
Returns	(53,506)
Allowance	51,785
Balance as of June 30, 2022	$5,166
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
Revenue recognized in net sales on breakage of gift cards and online credit for both the three months ended June 30, 2022 and 2021 was immaterial. Revenue recognized in net sales on breakage of gift cards and online credit for the six months ended June 30, 2022 and 2021 was $0.1 million and immaterial, respectively.
The following table presents the disaggregation of the Company’s net sales by geography, based on customer address:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
U.S.	$82,277	$71,205	$159,945	$114,035
Australia	56,540	59,317	108,434	78,332
Rest of world	19,654	18,705	38,411	25,639
Total	$158,471	$149,227	$306,790	$218,006
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
The following table sets forth the final allocation of the total consideration to the identifiable tangible and intangible assets acquired and liabilities assumed, as of the date of the acquisition, with the excess recorded to goodwill:

Purchase consideration:
Total purchase price, net of cash acquired of $8,831	$227,053
Fair value of noncontrolling interest	142,717
Total consideration	$369,770

Identifiable net assets acquired:
Account receivable, net	$625
Inventory(1)	62,937
Prepaid expenses and other current assets	4,800
Property and equipment, net	8,048
Intangible assets, net(2)	73,209
Operating lease right-of-use assets	24,299
Accounts payable	(13,449)
Deferred revenue	(141)
Income taxes payable	(1,778)
Other current liabilities	(2,533)
Operating lease liabilities	(24,299)
Deferred income taxes, net	(25,439)
Accrued liabilities, non-current	(1,058)
Net assets acquired	105,221
Goodwill	$264,549
The purchase price allocation includes significant judgments, assumptions and estimates to determine the fair value of assets acquired and liabilities assumed. The valuations involving the most significant assumptions, estimates and judgment are:
(1)Inventory was adjusted by $15.1 million to step up inventory cost to estimated fair value. The fair value of the inventory was determined utilizing the net realizable value method, which was based on the expected selling price of the inventory to customers adjusted for related disposal costs and a profit allowance for the post-acquisition selling effort.
(2)The fair value of the acquired intangible assets was determined with the assistance of a valuation specialist and include:

	Fair Value at Acquisition Date	Annual Amortization Expense	Estimated Useful Life
Brand names	$68,354	$6,835	10 years
Customer relationships	4,855	1,214	4 years
Total	$73,209

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
Total acquisition costs incurred by the Company in connection with its purchase of Culture Kings, primarily related to third-party legal, accounting and tax diligence fees, were $3.3 million. These costs are recorded in general and administrative expenses in the condensed consolidated statement of income for the year ended December 31, 2021.
Goodwill of $264.5 million, none of which is deductible for tax purposes, represents the excess purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed. The goodwill arising from the acquisition consists largely of anticipated synergies related to combining Culture Kings with the Company’s existing operations.
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
Since the date of acquisition, March 31, 2021, the results of Culture Kings have been included in the Company’s consolidated results. The following amounts are included in the accompanying condensed consolidated statements of income for the three and six months ended June 30, 2022:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Net sales	$53,901	$102,826
Net loss	(2,366)	(2,459)
The unaudited pro forma financial information below is presented to illustrate the estimated effects of the acquisition of Culture Kings and the associated financing as if they had occurred on January 1, 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	$158,471	$149,227	$306,790	$269,205
Net income (loss) attributable to a.k.a. Brands Holding Corp.	(4,212)	4,840	(2,687)	5,576
Net income (loss) per share, basic and diluted	$(0.03)	$0.06	$(0.02)	$0.07
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

mnml
On October 14, 2021, the Company acquired all of the equity interests of Third Estate LLC (“mnml”) for total consideration of $46.1 million, including cash consideration of $28.2 million, net of cash acquired of $0.6 million, and subject to working capital adjustments. The remaining consideration of $17.3 million was paid in the form of 2,057,695 shares of a.k.a. common stock. mnml is an LA-based streetwear brand that offers competitively priced on-trend wardrobe staples. This acquisition allows the Company to continue its growth into the U.S. market and provides opportunities for customer cross-sell.
The estimated fair values of assets acquired and liabilities assumed as of the date of the acquisition, are as follows:

Accounts receivable, net	$68
Inventory(1)	7,321
Prepaid expenses and other current assets	2,178
Other assets	15
Intangible assets(2)	14,300
Accounts payable	(504)
Deferred income	(164)
Accrued liabilities	(1,794)
Assumed loan	(1,312)
Sales and use tax liability	(1,100)
Deferred income taxes, net	(3,159)
Total net assets acquired	15,849
Goodwill	29,650
Total purchase price, net of cash acquired of $605	$45,499
The cash purchase consideration is subject to working capital adjustments that will be concluded prior to October 14, 2022. The preliminary purchase price allocation includes significant judgments, assumptions and estimates to determine the fair value of assets acquired and liabilities assumed. The valuations involving the most significant assumptions, estimates and judgment are:
(1)Inventory was adjusted by $1.9 million to step up inventory cost to estimated fair value. The fair value of the inventory was determined utilizing the net realizable value method, which was based on the expected selling price of the inventory to customers adjusted for related disposal costs and a profit allowance for the post-acquisition selling effort.
(2)The fair value of the acquired intangible assets was determined with the assistance of a valuation specialist and include:

	Fair Value at Acquisition Date	Estimated Useful Life
Brand name	$11,800	10 years
Customer relationships	2,500	3 years
Total	$14,300

The results of operations of mnml are included in the Company’s consolidated results beginning October 14, 2021. Total net sales of $9.4 million and net loss of $1.0 million of mnml are included in the accompanying condensed consolidated statement of income for the three months ended June 30, 2022. Total net sales of $20.0 million and net loss of $0.2 million of mnml are included in the accompanying condensed consolidated statement of income for the six months ended June 30, 2022. Goodwill of $29.7 million, none of which is deductible for tax purposes, represents the excess purchase price over the estimated fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed. The goodwill arising from the acquisition consists largely of anticipated synergies related to combining with the Company’s existing operations.
Total acquisition costs incurred by the Company in connection with the purchase, primarily related to third-party legal, accounting and tax diligence fees, were $1.3 million. These costs are recorded in general and administrative expenses in the condensed consolidated statement of income during the year ended December 31, 2021.

Purchase of Noncontrolling Interests
Immediately following the New Excelerate Reorganization (as described in Note 1), the Company completed a series of transactions in which the CK Holdings minority investors exchanged their interests in CK Holdings for 21,809,804 newly issued shares of a.k.a. Brands Holding Corp. common stock. The number of shares issued in exchange for the minority interests was determined based on the relative valuations of CK Holdings and the consolidated a.k.a. group at the time of the IPO. This exchange resulted in the elimination of the noncontrolling interest in Culture Kings, with a value of $132.3 million, and an increase in additional paid-in capital with a nominal amount recorded as common stock at a value of $0.001 per issued share in the exchange. Following the completion of this transaction, CK Holdings became a wholly-owned subsidiary of a.k.a. Brands Holding Corp.
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
Note 4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets are comprised of the following:

	June 30, 2022	December 31, 2021
Inventory prepayments	$11,162	$14,251
Other	8,930	6,558
Total prepaid expenses and other current assets	$20,092	$20,809
Note 5. Property and Equipment, Net
Property and equipment, net is comprised of the following:

	June 30, 2022	December 31, 2021
Furniture and fixtures	$2,305	$1,305
Machinery and equipment	3,318	1,595
Computer equipment and capitalized software	5,353	2,638
Leasehold improvements	13,545	12,457
Total property and equipment	24,521	17,995
Less accumulated depreciation	(6,071)	(3,338)
Total property and equipment, net	$18,450	$14,657
Total depreciation expense was $1.5 million and $0.7 million for the three months ended June 30, 2022 and 2021, respectively, and was $2.7 million and $0.9 million for the six months ended June 30, 2022 and 2021, respectively. Property and equipment that is fully depreciated as of the last day of a fiscal year is written off during the first quarter of the following year. On January 1, 2022, the Company established a policy to classify all capitalized software, website design and software systems as property and equipment, resulting in a reclassification of such assets and related depreciation and amortization from intangible assets, net, to property and equipment, net.
Note 6. Goodwill
The carrying value of goodwill, as of June 30, 2022 and December 31, 2021, was $346.3 million and $363.3 million, respectively. No goodwill impairment was recorded during the six months ended June 30, 2022 or the year ended December 31, 2021.

The goodwill of the acquired companies is primarily related to expected improvements in technology performance and functionality, as well as sales growth from future product and service offerings and new customers, together with certain intangible assets that do not qualify for separate recognition. The goodwill of acquired companies is generally not deductible for tax purposes.
The following table summarizes goodwill activity:

Balance as of December 31, 2021	$363,305
Changes in foreign currency translation	(16,968)
Balance as of June 30, 2022	$346,337
Note 7. Intangible Assets
The gross amounts and accumulated amortization of acquired identifiable intangible assets with finite useful lives as of June 30, 2022 and December 31, 2021, included in intangible assets, net in the accompanying condensed consolidated balance sheets, are as follows:

		June 30, 2022		December 31, 2021
	Useful life	Weighted Average Amortization Period 2022	2022	Weighted Average Amortization Period 2021	2021
Customer relationships	4 years	2.4 years	$22,923	2.5 years	$24,516
Brands	10 years	8.4 years	95,865	8.9 years	100,315
Website design and software system	3 years			2.2 years	1,883
Trademarks	5 years	2.8 years	109	3.3 years	114
Total intangible assets			118,897		126,828
Less accumulated amortization			(33,349)		(28,541)
Total intangible assets, net			$85,548		$98,287
Amortization of acquired intangible assets with finite useful lives is included in general and administrative expenses and was $4.0 million and $3.8 million for the three months ended June 30, 2022 and 2021, respectively and $8.1 million and $6.2 million for the six months ended June 30, 2022 and 2021, respectively. Intangible assets that are fully depreciated as of the last day of a fiscal year are written off during the first quarter of the following year. On January 1, 2022, the Company established a policy to classify all capitalized software, website design and software systems as property and equipment, resulting in a reclassification of such assets and related depreciation and amortization from intangible assets, net, to property and equipment, net.
Future estimated amortization expense for acquired identifiable intangible assets is as follows:

Amortization Expense
Year ending December 31:
Remainder of 2022	$6,399
2023	12,234
2024	11,712
2025	9,970
2026	9,582
Thereafter	35,651
Total amortization expense	$85,548

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
Debt Financing for the Culture Kings Acquisition
To fund the acquisition of Culture Kings (refer to Note 3 for additional information), on March 31, 2021, Polly Holdco Pty Ltd. (“Polly Holdco”), a wholly-owned subsidiary of the Company, entered into a debt agreement with a syndicated group, with an affiliate of Fortress Credit Corp as administrative agent, consisting of a $125.0 million term-loan facility and a $25.0 million revolving credit facility.
Polly Holdco also issued $25.0 million in senior subordinated notes to certain debt funds of Summit Partners, a related party of the Company (refer to Note 16 for additional information). The combined term loan and senior subordinated notes provided the Company with $144.1 million, net of loan fees of approximately $5.9 million.
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
New Senior Secured Credit Facility
On September 24, 2021, in connection with the closing of the IPO, certain subsidiaries of the Company entered into a new senior secured credit facility inclusive of a $100.0 million term loan and a $50.0 million revolving line of credit, as well as an option for additional term loan of up to $50.0 million through an accordion feature. Key terms and conditions of each facility were as follows:
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
The new senior secured credit facility requires that the Company maintain a maximum total net leverage ratio of 3.50 to 1.00 as of the last day of any fiscal quarter, beginning with the fiscal quarter ended December 31, 2021 through maturity. The new senior secured credit facility also requires that the Company maintain a minimum fixed charge coverage ratio of 1.25 to 1.00 as of the last day of any fiscal quarter, beginning with the fiscal quarter ended December 31, 2021 through maturity. In the event that the Company fails to comply with the financial covenant, the Company will have the option to make certain equity contributions, directly or indirectly, to cure any non-compliance with such covenant, subject to certain other conditions and limitations. Beginning with the fiscal year ending December 31, 2022, and continuing annually thereafter, the Company is required to make a mandatory prepayment as a percentage of excess cash flows, as defined by the credit agreement, in the period based on the Company triggering certain net debt leverage ratios. Specifically, a mandatory prepayment of 50% of excess cash flows is required if the Company’s net leverage ratio exceeds 2.75x, and a mandatory prepayment of 25% of excess cash flows is required if the Company’s net leverage ratio is greater than or equal to 2.25x. As of June 30, 2022, the Company was in compliance with all debt covenants.
The Company incurred $2.7 million of debt issuance costs in relation to the new senior secured credit facility. Of this, $0.9 million relates to the revolving credit facility and is capitalized and included in prepaid and other current assets as deferred financing costs to be amortized over the life of the facility, or five years. The remaining $1.8 million of debt issuance costs relates to the term loan and is presented net of our outstanding debt in long-term debt on our balance sheet. Debt issuance costs are amortized over the life of the outstanding debt, using the effective interest rate method.
In September 2021, the Company used borrowings from the term loan under this new senior secured credit facility, together with a portion of the proceeds from the IPO, to repay in full and terminate the previous term loan, revolving credit facility and senior subordinated notes entered into in March 2021 in relation to the Culture Kings acquisition.
In October 2021, the Company borrowed $15.0 million under the revolving line of credit at an applicable interest rate of 3.37% and final payoff due on September 24, 2026. The borrowings on the revolving line of credit were used in the acquisition of mnml. See Note 3 for additional details. In November 2021, subsequent to the draw on the revolver, the Company borrowed $12.0 million of additional term loan under the accordion feature at substantially the same terms as the original term loan. In December 2021, the borrowings from the accordion feature, along with cash on hand, were used to completely repay the borrowings from the revolving line of credit. In connection with the borrowings under the accordion feature, additional debt issuance costs of $0.3 million were incurred and presented net of our outstanding debt in long-term debt on our balance sheet, to be amortized over the life of the accordion, using the effective interest rate method.
In January 2022, the Company borrowed $15.0 million under the revolving line of credit at an applicable interest rate of 3.52% and final payoff due on September 24, 2026. Additionally, in March 2022, the Company borrowed $10.0 million under the revolving line of credit at an applicable interest rate of 3.60% and final payoff due on September 24, 2026.
Beginning on June 30, 2022, the all-in rate (LIBOR plus the applicable margin) for the Company’s term loan and borrowings under the revolving line of credit was repriced under the governing terms of the senior secured credit facility to an applicable interest rate of 4.75%.
Total Debt and Interest
Outstanding debt consisted of the following:

	June 30, 2022	December 31, 2021
Term loan	$107,950	$110,750
Revolving credit facility	25,000	—
Capitalized debt issuance costs	(1,732)	(1,968)
Total debt	131,218	108,782
Less current portion	(5,600)	(5,600)
Total long-term debt	$125,618	$103,182
Interest expense, which included the amortization of debt issuance costs, totaled $1.4 million and $4.1 million for the three months ended June 30, 2022 and 2021, respectively, and $2.7 million and $4.2 million for the six months ended June 30, 2022 and 2021, respectively.

Note 9. Leases
The Company leases office locations, warehouse facilities and stores under various non-cancellable operating lease agreements. The Company’s leases have remaining lease terms of approximately 1 year to 10 years, which represent the non-cancellable periods of the leases and include extension options that the Company determined are reasonably certain to be exercised. The Company excludes from the lease terms any extension options that are not reasonably certain to be exercised, ranging from approximately 6 months to 3 years. Lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms as well as payments for common area maintenance and administrative services. The Company often receives customary incentives from landlords, such as reimbursements for tenant improvements and rent abatement periods, which effectively reduce the total lease payments owed for these leases. Leases are classified as operating or financing at commencement. The Company does not have any material financing leases.
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
The Company’s operating lease costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease costs	$2,347	$1,794	$4,512	$2,146
Variable lease costs	170	130	318	177
Short-term lease costs	90	50	219	50
Total lease costs	$2,607	$1,974	$5,049	$2,373
The Company does not have any sublease income and the Company’s lease agreements do not contain any residual value guarantees or material restrictive covenants.
Supplemental cash flow information relating to the Company’s operating leases was as follows:

	Six Months Ended June 30,
	2022	2021
Cash paid for operating lease liabilities	$3,709	$2,015
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	17,758	70
Other information relating to the Company’s operating leases was as follows:

	June 30, 2022	December 31, 2021
Weighted-average remaining lease term	7.6 years	6.1 years
Weighted-average discount rate	4.3%	3.9%
As of June 30, 2022, the maturities of operating lease liabilities were as follows:

Remainder of 2022	$2,259
2023	9,105
2024	6,273
2025	5,518
2026	4,678
Thereafter	21,211
Total remaining lease payments	49,044
Less: imputed interest	8,291
Total operating lease liabilities	40,753
Less: current portion	(6,338)
Long-term operating lease liabilities	$34,415

On January 31, 2022, the Company entered into a lease agreement with Forum Shops, LLC to lease approximately 13,425 square feet of selling space located in the Forum Shops at Caesars Palace. The lease commenced in March 2022 and will require rent payments beginning in the latter half of 2022 when the store opens. Base rent payments for the twelve months after the store opens will be approximately $1.7 million and have subsequent annual increases to such cash payments by 3.0% each year through the tenth anniversary of the lease commencement.
Note 10. Income Taxes
Interim income taxes are based on an estimated annualized effective tax rate applied to the respective quarterly periods, adjusted for discrete tax items in the period in which they occur. Although the Company believes its tax estimates are reasonable, the Company can make no assurance that the final tax outcome of these matters will not be different from that which it has reflected in its historical income tax provisions and accruals. Such differences could have a material impact on the Company’s income tax provision and operating results in the period in which the Company makes such determinations.
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
The Company’s provision for income taxes for the three and six months ended June 30, 2022 resulted in an income tax benefit of $1.0 million and $0.3 million, respectively. The effective tax rate as a percentage of income (loss) before income taxes for the three and six months ended June 30, 2022 was 18.5% and 10.1%, respectively, compared to the U.S. federal statutory rate of 21.0%. The lower effective tax rate for the three and six months ended June 30, 2022 was primarily due to a discrete tax adjustment which offset the income tax benefit related to loss before income taxes.
Note 11. Accrued Liabilities
Accrued liabilities consisted of the following:

	June 30, 2022	December 31, 2021
Accrued salaries and other benefits	$6,761	$11,746
Accrued freight costs	7,846	9,199
Accrued sales taxes	23,402	20,008
Accrued marketing costs	5,959	2,543
Accrued professional services	1,621	1,698
Other accrued liabilities	10,139	8,181
Total accrued liabilities	$55,728	$53,375
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
Grant Activity
Stock Options
The 2021 Plan provides for the issuance of incentive and nonqualified stock options. Under the 2021 Plan, the exercise price of an incentive stock option shall not be less than the fair market value of one share of the Company’s common stock on the date of grant. Stock options are exercisable over periods not to exceed ten years from the date of grant, and generally vest over time or based on performance. As of June 30, 2022, all stock option grants have been time-based.
A summary of the Company's time-based stock option activity under the 2021 Plan was as follows:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance as of December 31, 2021	273,026	$9.50	$—
Granted	107,564	3.79
Vested	—	—
Forfeited/Repurchased	—	—
Balance as of June 30, 2022	380,590	$7.89	$—
Vested as of June 30, 2022	—

As of June 30, 2022, there was $1.3 million of total unrecognized compensation cost related to unvested stock options issued under the 2021 Plan, which is expected to be recognized over a weighted average period of 3.1 years.
The assumptions that the Company used to determine the grant date fair value of stock options granted under the 2021 Plan during the three months ended June 30, 2022 were as follows, presented on a weighted-average basis:

Risk free interest rate	2.96%
Expected volatility	65.34%
Expected dividend yield	—%
Expected term	5.85 years
Restricted Stock Units
The 2021 Plan provides for the issuance of restricted stock units (“RSUs”). RSUs issued prior to March 31, 2022 vest over four years while all RSUs issued after that date vest over three years.
A summary of the Company's RSU activity under the 2021 Plan was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of December 31, 2021	915,480	$10.04
Granted	405,412	4.41
Vested	(30,622)	9.19
Forfeited/Repurchased	(87,633)	9.99
Balance as of June 30, 2022	1,202,637	$8.20
As of June 30, 2022, there was $8.6 million of total unrecognized compensation cost related to unvested RSUs issued under the 2021 Plan, which is expected to be recognized over a weighted average period of 2.9 years.
Incentive Units
The 2018 Plan provided for the issuance of time-based incentive units and performance-based incentive units. Time-based incentive units generally vest over four years. Performance-based incentive units vested upon the satisfaction of the performance condition as described further below.
Time-Based Incentive Partnership Units
The following table summarizes time-based incentive unit activity under the 2018 Plan:

	Number of Units	Weighted Average Grant Date Fair value	Weighted Average Participation Threshold	Aggregate Intrinsic Value
Balance as of December 31, 2021	5,975,813	$1.16	$3.04	$14,162
Granted	—	—	—
Vested	(1,438,825)	1.22	3.43
Forfeited/Repurchased	(100,646)	0.46	1.83
Balance as of June 30, 2022	4,436,342	$1.28	$2.94	$5,565
Vested as of June 30, 2022	4,801,094
As of June 30, 2022, there was $5.4 million of total unrecognized compensation cost related to unvested time-based incentive units issued under the 2018 Plan, which is expected to be recognized over a weighted average period of 2.2 years.

While there were no time-based incentive units granted under the 2018 Plan during the three and six months ended June 30, 2022, the assumptions that the Company used to determine the grant date fair value of time-based incentive units during the three and six months ended June 30, 2021 were as follows, presented on a weighted-average basis:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021

Risk free interest rate	0.09%	0.10%
Expected volatility	45.00%	45.00%
Expected dividend yield	—%	—%
Expected term	1.39 years	1.41 years
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
ESPP Purchase Rights
The initial six-month offering period for the ESPP began on June 1, 2022 and will end on November 30, 2022. The assumptions that the Company used to determine the grant date fair value of the ESPP purchase rights during the three months ended June 30, 2022 were as follows, presented on a weighted-average basis:

Risk free interest rate	1.63%
Expected volatility	84.63%
Expected dividend yield	—%
Expected term	0.50 years

Equity-Based Compensation Expense
The Company recognizes compensation expense in general and administrative expenses within operating expenses in the condensed consolidated statements of income for stock options, RSUs and time-based incentive units granted prior to the IPO, by amortizing the grant date fair value on a straight-line basis over the expected vesting period to the extent the vesting of the grant is considered probable. The Company recognized compensation expense for performance-based incentive units granted prior to the IPO at the date of IPO. The Company recognizes equity-based award forfeitures in the period such forfeitures occur.
The following table summarizes the Company’s equity-based compensation expense by award type for all Plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	$91	$—	$213	$—
RSUs	540	—	1,183	—
Time-based incentive units	863	609	1,466	1,132
Total	$1,494	$609	$2,862	$1,132

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
Note 14. Net Income (Loss) Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share and a reconciliation of the weighted average number of shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income (loss) attributable to a.k.a. Brands Holding Corp.	$(4,212)	$2,431	$(2,687)	$3,903
Denominator:
Weighted-average common shares outstanding, basic and diluted	128,657,271	85,702,097	128,652,580	77,860,431
Net income (loss) per share:
Net income (loss) per share, basic and diluted	$(0.03)	$0.03	$(0.02)	$0.05
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
Basic net income per share is calculated by dividing net income attributable to a.k.a. Brands Holding Corp. for the period by the weighted-average number of shares of common stock for the period. Diluted net income per share has been calculated in a manner consistent with that of basic net income per share while giving effect to shares of potentially dilutive stock option and RSU grants outstanding during the period, if applicable. Due to the net loss attributable to a.k.a. Brands Holding Corp. for both the three and six months ended June 30, 2022, no potentially dilutive securities had an impact on diluted loss per share for such periods.
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
Note 16. Related Party Transactions
Related Party Debt Financing
In connection with the acquisition of Culture Kings (refer to Note 3 for additional information), on March 31, 2021, Polly Holdco, a wholly-owned subsidiary of the Company, issued $25.0 million in senior subordinated notes to an affiliate of Summit, a global investment firm who has a majority ownership interest in the Company. The senior subordinated notes were subsequently paid in full and terminated in connection with the IPO (refer to Note 8 for additional information).
Note 17. Subsequent Events
The Company has evaluated subsequent events occurring through August 10, 2022, the date that these financial statements were originally available to be issued, and determined that no subsequent events occurred that would require disclosure in these financial statements.

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
We founded a.k.a. with a focus on Millennial and Gen Z audiences who primarily shop for fashion on social media. We have since built a portfolio of five high-growth digital brands with distinct fashion offerings and consumer followings:
•In July 2018, we acquired Princess Polly, an Australian fashion brand focusing on fun, trendy dresses, tops, shoes and accessories with slim fit, body-confident and trendy fashion designs. The brand targets female customers between the ages of 15 and 25. Princess Polly has expanded in the U.S., growing U.S. sales by 80% in 2021 as compared to 2020.
•In August 2019, we acquired a controlling interest in Petal & Pup, an Australian fashion brand offering an assortment of trendy, flattering and feminine styles and dresses for special occasions. We acquired the remaining noncontrolling interest concurrently with our IPO. The brand targets female customers typically in their 20s or 30s, with more than half of customers in the 18-34-year-old age bracket. Since joining a.k.a., Petal & Pup has successfully expanded in the U.S., which was the brand’s fastest growing market in 2021.
•In December 2019, we acquired U.S.-based Rebdolls. The brand offers apparel with a full range of sizes from 0 to 32 and emphasizes size inclusivity. The typical customer is a diverse woman between the ages of 18 and 34.
•In March 2021, we acquired a controlling interest in Culture Kings, an Australia-based premium online retailer of streetwear apparel, footwear, headwear and accessories. We acquired the remaining noncontrolling interest concurrently with our IPO. The brand targets male customers between the ages of 18 and 35 who are fashion conscious, highly social and digitally focused.
•In October 2021, we acquired mnml, an LA-based streetwear brand that offers competitively priced on-trend wardrobe staples. The brand targets male customers between the ages of 18 and 35.
While we have owned Princess Polly, Petal & Pup and Rebdolls since before 2020, information presented hereafter on an “across a.k.a. Brands” basis assumes we also owned Culture Kings for all periods presented.
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

The following table sets forth our key operating metrics for each period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, other than dollar figures)	2022	2021	2022	2021
Active customers	3.9	2.9	3.9	2.9
Active customers across a.k.a. Brands(1)	3.9	2.9	3.9	2.9
Average order value	$85	$89	$84	$86
Average order value across a.k.a. Brands(1)	$85	$89	$84	$89
Number of orders	1.9	1.7	3.7	2.5
Number of orders across a.k.a. Brands(1)	1.9	1.7	3.7	3.0
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
Key Financial Metrics
The following table sets forth our key GAAP and non-GAAP financial metrics for for each period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Gross margin	55%	55%	56%	56%
Net income (in thousands)	$(4,212)	$2,189	$(2,687)	$3,979
Net income (loss) margin	(3)%	1%	(1)%	2%
Adjusted EBITDA (in thousands)	$5,891	$19,429	$16,543	$27,755
Adjusted EBITDA margin	4%	13%	5%	13%
Net cash (used in) provided by operating activities (in thousands)			$(23,587)	$7,480
Free cash flow (in thousands)			$(29,390)	$4,119
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

Adjusted EBITDA and Adjusted EBITDA Margin
We calculate Adjusted EBITDA as net income (loss) adjusted to exclude: interest and other expense; provision for income taxes; depreciation and amortization expense; stock-based compensation expense; transaction costs; costs to establish or relocate distribution centers; and one-time or non-recurring items, and Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of Net income (loss). Adjusted EBITDA does not represent net income or cash flow from operating activities as it is defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. Because other companies may calculate EBITDA and Adjusted EBITDA differently than we do, Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. Adjusted EBITDA has other limitations as an analytical tool when compared to the use of net income (loss), which is the most directly comparable GAAP financial measure, including:
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
•Adjusted EBITDA does not reflect any costs to establish or relocate distribution centers;
•Adjusted EBITDA does not reflect any amortization expense associated with fair value adjustments from purchase price accounting, including intangibles or inventory step-up; and
•Adjusted EBITDA does not reflect the cost of compensation we provide to our employees in the form of equity awards.
The following table reflects a reconciliation of Adjusted EBITDA to net income (loss) and Adjusted EBITDA Margin to net income (loss) margin, the most directly comparable financial measure prepared in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2022	2021	2022	2021
Net income (loss)	$(4,212)	$2,189	$(2,687)	$3,979
Add:
Total other expense, net	2,593	4,155	3,764	4,278
Provision for (benefit from) income tax	(955)	939	(302)	1,706
Depreciation and amortization expense	5,590	4,535	10,807	7,101
Inventory step-up amortization expense	—	6,266	707	6,266
Equity-based compensation expense	1,494	609	2,862	1,132
Distribution center relocation costs	1,291	—	1,291	—
Transaction costs	90	736	101	3,293
Adjusted EBITDA	$5,891	$19,429	$16,543	$27,755
Net income (loss) margin	(3)%	1%	(1)%	2%
Adjusted EBITDA margin	4%	13%	5%	13%
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

The following table presents a reconciliation of free cash flow to net cash (used in) provided by operating activities, the most directly comparable financial measure prepared in accordance with GAAP:

	Six Months Ended June 30,
	2022	2021
Net cash (used in) provided by operating activities	$(23,587)	$7,480
Less: purchases of property and equipment	(5,803)	(3,361)
Free cash flow	$(29,390)	$4,119
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
For the six months ended June 30, 2022, free cash flow decreased by $33.5 million compared to free cash flow for the six months ended June 30, 2021. This was attributable primarily to a build-up of inventory, a reduction in net income and an increase in capital expenditures. The build-up of inventory was driven by Culture Kings’ growth into the U.S. The increase in capital expenditures was primarily due to the build-out of Culture Kings’ new store in Las Vegas.
Factors Affecting Our Performance
Macroeconomic Environment
The macroeconomic environment in which we operate has been, and we anticipate will continue to be, pressured by events and conditions worldwide. Inflationary pressures on the consumer, shifts in spending and a slower-than-expected recovery from the economic impacts of the COVID-19 pandemic in Australia have pressured our net sales. Additionally, lower return on marketing investments, a competitive promotional environment and higher merchandise returns, all stemming from the pressures previously identified, led to reduced operating income and Adjusted EBITDA performance. Consequently, our business and results of operations, including earnings and cash flows, could continue to be adversely impacted, including as a result of:
•decreased consumer confidence and consumer spending and consumption habits, including spending for the merchandise that we sell, and negative trends in consumer purchasing patterns due to inflationary pressures and changes in consumers’ disposable income, credit availability and debt levels;
•disruption to the supply chain affecting production, distribution and other logistical issues, including port closures and shipping backlogs;
•challenges filling staffing requirements at distribution centers; and
•increased materials and procurement costs as a result of scarcity or increased prices of commodities and raw materials.
All of these factors have contributed to, and may continue to contribute to, reduced orders, increased product returns, higher discounts, lower net sales, lower gross margins, reduced effectiveness of marketing and increased inventories.
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
Customer Acquisition
To continue to grow our business profitably, we intend to acquire new customers and retain our existing customers at a reasonable cost. Our methods to acquire customers have evolved in response to changes in shopping behaviors and costs to advertise. Failure to continue attracting customers efficiently and profitably would adversely impact our profitability and operating results.

Customer Retention
Our results are driven not only by the ability of our brands to acquire customers, but also by their ability to retain customers and encourage repeat purchases. We monitor retention across our entire customer base. Failure to retain customers would adversely impact our profitability and operating results.
Impact of COVID-19
The COVID-19 pandemic continued to impact our business and results of operations in the first half of fiscal year 2022. Certain of our supply chain partners, including third party manufacturers, logistics providers and other vendors have experienced delays and shut-downs due to the COVID-19 pandemic, which have delayed shipments of products. As a result, we have increased our use of more expensive air freight, which has increased our cost of goods. While we have been able to offset increased shipping prices to some extent, there can be no assurance that we will continue to be able to do so, or that prices for shipping services will not increase to a level that does not permit us to do so, particularly if our supply chain partners continue to be impacted by the COVID-19 pandemic. We continue to monitor these delays and shut-downs and other potential disruptions in our supply chain and implement mitigation plans as necessary.
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

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2022	2021	2022	2021
Net sales	$158,471	$149,227	$306,790	$218,006
Cost of sales	71,024	67,793	135,147	95,984
Gross profit	87,447	81,434	171,643	122,022
Operating expenses:
Selling	45,254	40,023	85,618	58,277
Marketing	19,064	14,908	34,769	21,132
General and administrative	25,703	19,220	50,481	32,650
Total operating expenses	90,021	74,151	170,868	112,059
Income (loss) from operations	(2,574)	7,283	775	9,963
Other expense, net:
Interest expense	(1,393)	(4,113)	(2,652)	(4,217)
Other expense	(1,200)	(42)	(1,112)	(61)
Total other expense, net	(2,593)	(4,155)	(3,764)	(4,278)
Income (loss) before income taxes	(5,167)	3,128	(2,989)	5,685
Benefit from (provision for) income taxes	955	(939)	302	(1,706)
Net income (loss)	(4,212)	2,189	(2,687)	3,979
Net loss (income) attributable to noncontrolling interests	—	242	—	(76)
Net income (loss) attributable to a.k.a. Brands Holding Corp.	$(4,212)	$2,431	$(2,687)	$3,903

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	100%	100%	100%	100%
Cost of sales	45%	45%	44%	44%
Gross profit	55%	55%	56%	56%
Operating expenses:
Selling	29%	27%	28%	27%
Marketing	12%	10%	11%	10%
General and administrative	16%	13%	16%	15%
Total operating expenses	57%	50%	56%	51%
Income (loss) from operations	(2%)	5%	—%	5%
Other expense, net:
Interest expense	(1%)	(3%)	(1%)	(2%)
Other expense	(1%)	—%	—%	—%
Total other expense, net	(2%)	(3%)	(1%)	(2%)
Income (loss) before income taxes	(3%)	2%	(1%)	3%
Benefit from (provision for) income taxes	1%	(1%)	—%	(1%)
Net income (loss)	(3%)	1%	(1%)	2%
Net loss (income) attributable to noncontrolling interests	—%	—%	—%	—%
Net income (loss) attributable to a.k.a. Brands Holding Corp.	(3%)	2%	(1%)	2%

Comparison of the Three Months Ended June 30, 2022 and 2021
Net Sales

	Three Months Ended June 30,
	2022	2021
Net sales	$158,471	$149,227
Net sales increased by $9.2 million, or 6%, for the three months ended June 30, 2022 compared to the same period in 2021. The overall increase in net sales was primarily driven by a 12% increase in the number of orders we processed in 2022 compared to 2021, driving an increase in sales of $15.1 million. Additionally, a decrease in our average order value of 4%, from $89 in 2021 to $85 in 2022, partially offset the increase in net sales by $5.9 million. The increase in the number of orders was driven by the growth of Princess Polly in the U.S., as well as the acquisition of mnml. The decrease in our average order value was primarily due to higher promotional activity and higher return rates. On a constant currency basis, net sales and average order value for the three months ended June 30, 2022 would have increased 11% and decreased 1%, respectively. The three months ended June 30, 2022 includes the operations of mnml, or $9.4 million of net sales.
Cost of Sales

	Three Months Ended June 30,
	2022	2021
Cost of sales	$71,024	$67,793
Percent of net sales	45%	45%
Cost of sales increased by $3.2 million, or 5%, for the three months ended June 30, 2022 compared to the same period in 2021. This increase was primarily driven by a 12% increase in the total number of orders we processed in 2022, as compared to 2021, which includes the impact of the operations of mnml, or $3.4 million of cost of sales, in the three months ended June 30, 2022. Cost of sales as a percent of net sales for the three months ended June 30, 2022 included higher air freight costs compared to the same period in 2021, however, such increases were offset by the $6.3 million impact from the fair value increase in inventory acquired in the Culture Kings acquisition for the three months ended June 30, 2021.
Gross Profit

	Three Months Ended June 30,
	2022	2021
Gross profit	$87,447	$81,434
Gross margin	55%	55%
Gross profit increased by $6.0 million, or 7%, for the three months ended June 30, 2022 compared to the same period in 2021. This increase was primarily driven by a 6% increase in net sales, which includes a 12% increase in the number of orders, partially offset by a 4% decrease in our average order value. Gross margin for the three months ended June 30, 2022 was detrimentally impacted by higher air freight expense, higher promotional activity and higher return rates, the effective of which was offset by a $6.3 million impact in the three months ended June 30, 2021 from the fair value increase in inventory acquired in the Culture Kings acquisition.
Selling Expenses

	Three Months Ended June 30,
	2022	2021
Selling	$45,254	$40,023
Percent of net sales	29%	27%
Selling expenses increased by $5.2 million, or 13%, for the three months ended June 30, 2022 compared to the same period in 2021. This increase was driven by the 12% increase in the number of orders shipped, which includes the operations of mnml, or $3.8 million of selling expenses, in the three months ended June 30, 2022. The increase in selling expenses as a percentage of net sales was primarily due to a $1.3 million charge related to a change in the third-party fulfillment provider for Culture Kings and mnml.

Marketing Expenses

	Three Months Ended June 30,
	2022	2021
Marketing	$19,064	$14,908
Percent of net sales	12%	10%
Marketing expenses increased by $4.2 million, or 28%, for the three months ended June 30, 2022 compared to the same period in 2021. The increase in marketing expenses was driven by the operations of mnml, or $1.8 million of marketing expenses, in the three months ended June 30, 2022 and increased marketing investment to acquire customers and retain existing customers to generate higher net sales. The increase in marketing expenses as a percentage of net sales was primarily due to reduced effectiveness of our marketing channels at driving traffic to our websites, and the inclusion of mnml, which had a higher rate of advertising spend.
General and Administrative Expenses

	Three Months Ended June 30,
	2022	2021
General and administrative	$25,703	$19,220
Percent of net sales	16%	13%
General and administrative expenses increased by $6.5 million, or 34%, for the three months ended June 30, 2022 compared to the same period in 2021. The increase was primarily driven by a $5.5 million increase in salaries and related benefits and equity-based compensation expense related to increases in our headcount across functions to support business growth and $1.5 million in additional insurance costs. The increase in general and administrative expenses as a percentage of net sales resulted primarily from additional salaries and related benefits and equity-based compensation, as well as additional insurance costs. The three months ended June 30, 2022 includes the operations of mnml, or $1.4 million of general and administrative expenses,
Other Expense, Net

	Three Months Ended June 30,
	2022	2021
Other expense, net:
Interest expense	$(1,393)	$(4,113)
Other income (expense)	(1,200)	(42)
Total other expense, net	$(2,593)	$(4,155)
Percent of net sales	(2)%	(3)%
Other expense, net decreased by $1.6 million for the three months ended June 30, 2022 compared to the same period in 2021, primarily due to a reduction in interest expense related to more favorable rates from our new senior secured credit facilities compared to those of our credit facilities in the previous year.
Benefit From (Provision For) Income Taxes

	Three Months Ended June 30,
	2022	2021
Benefit from (provision for) income taxes	$955	$(939)
Percent of net sales	1%	(1%)
Benefit from (provision for) income tax decreased by $1.9 million, or 202% for the three months ended June 30, 2022 compared to the same period in 2021. This decrease was due to a reduction in our income before income taxes.

Comparison of the Six Months Ended June 30, 2022 and 2021
Net Sales

	Six Months Ended June 30,
	2022	2021
Net sales	$306,790	$218,006
Net sales increased by $88.8 million, or 41%, for the six months ended June 30, 2022 compared to the same period in 2021. The overall increase in net sales was primarily driven by a 48% increase in the number of orders we processed in 2022 compared to 2021, driving an increase in sales of $102.4 million. A decrease in our average order value of 2%, from $86 in 2021 to $84 in 2022, partially offset the increase in net sales by $13.6 million. The increase in the number of orders was largely driven by the acquisition of Culture Kings on March 31, 2021, the acquisition of mnml in October of 2021 and growth of Princess Polly in the U.S. The decrease in our average order value was primarily due to higher promotional activity and higher return rates. On a constant currency basis, net sales and average order value for the six months ended June 30, 2022 would have increased 45% and 1%, respectively. The six months ended June 30, 2022 includes the operations of Culture Kings and mnml, or $122.8 million of net sales, while the comparable period in 2021 includes one quarter of operations of Culture Kings, or $58.3 million of net sales, from the date of its acquisition, March 31, 2021.
Cost of Sales

	Six Months Ended June 30,
	2022	2021
Cost of sales	$135,147	$95,984
Percent of net sales	44%	44%
Cost of sales increased by $39.2 million, or 41%, for the six months ended June 30, 2022 compared to the same period in 2021. This increase was primarily driven by a 48% increase in the total number of orders in 2022, as compared to 2021, which includes the impact of the operations of Culture Kings and mnml, or $58.9 million of cost of sales, in the six months ended June 30, 2022, while the comparable period in 2021 includes the impact of one quarter of operations of Culture Kings, or $32.7 million of cost of sales, from the date of its acquisition, March 31, 2021.
Gross Profit

	Six Months Ended June 30,
	2022	2021
Gross profit	$171,643	$122,022
Gross margin	56%	56%
Gross profit increased by $49.6 million, or 41%, for the six months ended June 30, 2022 compared to the same period in 2021. This increase was primarily driven by a significant increase in net sales, which includes a 48% increase in the total number of orders, partially offset by a 2% decrease in our average order value. Additionally, the six months ended June 30, 2021 included a $6.3 million detrimental impact to gross profit from the fair value increase in inventory acquired in the Culture Kings acquisition, while the six months ended June 30, 2022 includes a detrimental impact of $0.7 million related to the fair value increase in inventory acquired in the mnml acquisition.
Selling Expenses

	Six Months Ended June 30,
	2022	2021
Selling	$85,618	$58,277
Percent of net sales	28%	27%
Selling expenses increased by $27.3 million, or 47%, for the six months ended June 30, 2022 compared to the same period in 2021. This increase was driven by the 48% increase in the number of orders we processed in 2022 compared to 2021, which includes the impact of the operations of Culture Kings and mmnl. The six months ended June 30, 2022 includes the operations of Culture Kings and mnml, or $33.8 million of selling expenses, while the comparable period in 2021 includes one quarter of operations of Culture Kings, or $14.6 million of selling expenses, from the date of its acquisition, March 31, 2021. The increase in selling expenses as a percentage of net sales was primarily due a $1.3 million charge related to a change in the third-party fulfillment provider for Culture Kings and mnml.

Marketing Expenses

	Six Months Ended June 30,
	2022	2021
Marketing	$34,769	$21,132
Percent of net sales	11%	10%

Marketing expenses increased by $13.6 million, or 65%, for the six months ended June 30, 2022 compared to the same period in 2021. The increase in marketing expenses was driven by the inclusion of Culture Kings and mnml and increased marketing investment to acquire customers and retain existing customers to generate higher net sales. The six months ended June 30, 2022 includes the operations of Culture Kings and mnml, or $15.7 million of marketing expenses, while the comparable period in 2021 includes one quarter of operations of Culture Kings, or $6.2 million of marketing expenses, from the date of its acquisition, March 31, 2021. The increase in marketing expenses as a percentage of net sales was primarily due to reduced effectiveness of our marketing channels at driving traffic to our websites, and the inclusion of mnml, which had a higher rate of advertising spend as compared to some of our other brands.
General and Administrative Expenses

	Six Months Ended June 30,
	2022	2021
General and administrative	$50,481	$32,650
Percent of net sales	16%	15%
General and administrative expenses increased by $17.8 million, or 55%, for the six months ended June 30, 2022 compared to the same period in 2021. The increase was primarily driven by a $16.8 million increase in salaries and related benefits and equity-based compensation expense related to increases in our headcount across functions to support business growth and $3.0 million in additional insurance costs, partially offset by a $3.2 million decrease in transaction costs. The six months ended June 30, 2022 includes the operations of Culture Kings and mnml, or $15.7 million of general and administrative expenses, while the comparable period in 2021 includes one quarter of operations of Culture Kings, or $6.4 million of general and administrative expenses, from the date of its acquisition, March 31, 2021. The increase in general and administrative expenses as a percentage of net sales resulted primarily from additional salaries and related benefits and equity-based compensation expense, as well as additional insurance costs.
Other Expense, Net

	Six Months Ended June 30,
	2022	2021
Other expense, net:
Interest expense	$(2,652)	$(4,217)
Other expense	(1,112)	(61)
Total other expense, net	$(3,764)	$(4,278)
Percent of net sales	(1)%	(2)%
Other expense, net decreased by $0.5 million for the six months ended June 30, 2022 compared to the same period in 2021, primarily due to a reduction in interest expense related to more favorable rates from our new senior secured credit facilities compared to those of our credit facilities in the previous year.
Benefit From (Provision For) Income Taxes

	Six Months Ended June 30,
	2022	2021
Benefit from (provision for) income taxes	$302	$(1,706)
Percent of net sales	—%	(1%)
Benefit from (provision for) income tax decreased by $2.0 million, or 118% for the six months ended June 30, 2022 compared to the same period in 2021. This decrease was due to a reduction in our income before income taxes.

Liquidity and Capital Resources
From our inception through September 2021, we financed our operations and capital expenditures primarily through cash flows generated by operations, private sales of equity securities and the incurrence of debt.
In September 2021, we completed the IPO, in which we issued and sold 10,000,000 shares of newly authorized common stock for $11.00 per share for net proceeds of $95.7 million, after deducting underwriting discounts and commissions of $6.6 million, and offering costs of $7.7 million.
As of June 30, 2022, our principal sources of liquidity were cash and cash equivalents totaling $29.1 million and our revolving line of credit. Our cash equivalents primarily consist of money market funds.
As of June 30, 2022, most of our cash was held for working capital purposes. We believe that our existing cash, together with cash generated from operations and available borrowing capacity under our credit facilities and lines of credit, will be sufficient to meet our anticipated cash needs for the next 12 months. We believe that cash generated from ongoing operations and continued access to debt markets will be sufficient to satisfy our cash requirements beyond 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. We may seek to borrow funds under our credit facilities and lines of credit or raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section of our 2021 Form 10-K captioned “Risk Factors.” We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all. The inability to raise capital if needed would adversely affect our ability to achieve our business objectives.
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
In connection with the IPO, we entered into a new senior secured credit facility inclusive of a $100.0 million term loan and a $50.0 million revolving line of credit, with an option of up to $50.0 million in additional term loan through an accordion provision. We used borrowings under this new credit facility, together with a portion of the proceeds from the IPO, to repay the Fortress Credit Facilities in full. As of June 30, 2022, the Company owes a combined $108.0 million in term loan and accordion borrowings, as well as $25.0 million borrowed under the revolving line of credit. The term loan requires us to make amortized annual payments of 5.0% during the first and second years, 7.5% during the third and fourth years and 10.0% during the fifth year with the balance of the loan due at maturity. Borrowings under the term loan accrue interest at a benchmark rate plus an applicable margin dependent upon our net leverage ratio. The revolving line of credit accrues interest at a benchmark rate plus an applicable margin dependent upon our net leverage ratio. The highest interest rates under the agreement for both the term loan and revolving line of credit occur at a net leverage ratio of greater than 2.75x, yielding an interest rate of a benchmark rate plus 3.25%. The accordion provision allows us to borrow additional amounts of term loan at terms to be agreed upon at the time of issuance, but on substantially the same basis as the original term loan. Principal payments of our term loan and accordion for the next twelve months are anticipated to total $5.6 million.
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

Lines of Credit
On November 6, 2018, we entered into a line of credit with Commonwealth Bank of Australia in the amount of $7.0 million under the subsidiary Princess Polly Bidco Pty. The line of credit was amended on August 1, 2019 to increase the facility amount to $15.4 million. Borrowings under the credit agreement accrued an interest rate of AU Screen Rate (ASX) + 3.25% per annum. Obligations under the credit agreement were secured by cash, inventory and other liquid assets. As of December 31, 2020, the amount outstanding was $6.2 million. The facility was repaid in full and terminated as of February 28, 2021.
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
Material Cash Requirements
There have been no significant changes in our material cash requirements from those reported in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2021 Form 10-K.
Historical Cash Flows

	Six Months Ended June 30,
	2022	2021
Net cash (used in) provided by operating activities	$(23,587)	$7,480
Net cash used in investing activities	(7,962)	(229,105)
Net cash provided by financing activities	20,905	231,515
Net Cash (Used In) Provided by Operating Activities
Cash from operating activities consists primarily of net income adjusted for certain non-cash items, including depreciation, amortization, equity-based compensation, the effect of changes in working capital and other activities.
During the six months ended June 30, 2022, as compared to the same period in 2021, net cash (used in) provided by operating activities decreased $31.1 million. This was attributable primarily to a build-up of inventory and a reduction in net income. The build-up of inventory was primarily driven by Culture Kings’ growth into the U.S.
Net Cash Used in Investing Activities
Our primary investing activities have consisted of acquisitions to support our overall business growth, and investments in our fulfillment centers and our internally developed software to support our infrastructure, and investments in our flagship and other stores. Purchases of property and equipment may vary from period to period due to timing of the expansion of our operations.
During the six months ended June 30, 2022, as compared to the same period in 2021, net cash used in investing activities decreased $221.1 million. This was attributable to the acquisition of Culture Kings in March 2021.
Net Cash Provided by Financing Activities
Our financing activities have historically consisted of cash proceeds received from the issuance of borrowings, cash used to pay down borrowings or cash received in exchange for partner units, and the sale of our common stock in the IPO.
During the six months ended June 30, 2022, as compared to the same period in 2021, net cash provided by financing activities decreased $210.6 million. This was primarily attributable to the proceeds received from debt issuances and from the issuance of partner units to acquire Culture Kings in March 2021. Offsetting the 2021 activity is $25.0 million in proceeds from the revolving line of credit in 2022.

Critical Accounting Estimates
We believe that the following accounting estimates involve a high degree of judgment and complexity. Refer to Note 2 to our audited consolidated financial statements and the related notes thereto for the years ended December 31, 2021, 2020 and 2019, included in our 2021 Form 10-K, for a description of our significant accounting policies. The preparation of our financial statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts reported in those financial statements and accompanying notes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates.
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
Revenue is recognized upon shipment when control of the promised goods or services is transferred to our customers, or at point of sale for purchases in our stores, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Our revenue is reported net of sales returns and discounts. We estimate our liability for product returns based on historical return trends and an evaluation of current economic and market conditions, all of which have a degree of uncertainty. We record the expected customer refund liability as a reduction to revenue, and the expected inventory right of recovery as a reduction of cost of goods sold. If actual return costs differ from previous estimates, the amount of the liability and corresponding revenue are adjusted in the period in which such costs occur. We have not made any material changes to our assumptions included in our calculations of expected customer refund activity during the six months ended June 30, 2022.
Inventory
Inventories are stated at the lower of cost and net realizable value. Cost is determined using an average cost method. Cost of inventory includes import duties and other taxes and transport and handling costs to deliver the inventory to our distribution centers or stores. We write down inventory where it appears that the carrying cost of the inventory may not be recovered through subsequent sale of the inventory. We analyze the quantity of inventory on hand, the quantity sold in the past year, the anticipated sales volume, the expected sales price and the cost of making the sale when evaluating the value of our inventory. If the sales volume or sales price of specific products declines, additional write-downs may be required. We have not made any material changes to our assumptions included in the calculations of the lower of cost or net realizable value reserves during the six months ended June 30, 2022.
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
Significant judgment and estimates are required in assessing impairment of goodwill and intangible assets, including identifying whether events or changes in circumstances require an impairment assessment, estimating future cash flows and determining appropriate discount rates. Our estimates of fair value are based on assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. No goodwill or intangible asset impairment was recorded for the six months ended June 30, 2022.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are recorded net on the face of the balance sheet. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. This assessment involves uncertainty and judgment. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We have not made any material changes to our assumptions and estimates related to our income tax positions during the three months ended June 30, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations within the United States and internationally, and we are exposed to market risks in the ordinary course of our business, including interest rate changes and the effects of foreign currency fluctuations. Information relating to quantitative and qualitative disclosures about these market risks is set forth below.
Interest Rate Sensitivity
Cash and cash equivalents are held primarily in cash deposits and money market funds. The fair value of our cash and cash equivalents would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments. Interest on any line of credit borrowings incurred pursuant to the credit described above would accrue at a floating rate based on a formula tied to certain market rates at the time of incurrence; however, we do not expect that any change in prevailing interest rates will have a material impact on our results of operations. As of June 30, 2022, we had approximately $108.0 million in debt outstanding under our term loan. Based on the levels of borrowings under our new senior secured credit facility at June 30, 2022, a hypothetical 100 basis point increase or decrease in underlying interest rates would increase or decrease interest expense by approximately $1.0 million. This hypothetical analysis may differ from the actual change in interest expense due to potential changes in interest rates or gross borrowings outstanding under our credit facilities. We do not utilize derivative financial instruments to manage our interest rate risks.
Foreign Currency Risk
We are exposed to fluctuations in currency exchange rates as a result of our operations in countries other than the U.S., principally related to our significant operations in Australia. As of June 30, 2022, movements in currency exchange rates and the related impact on the translation of the balance sheets resulted in the $24.6 million net loss in the currency translation category of accumulated other comprehensive income (loss) from December 31, 2021. A hypothetical 10% increase or decrease in the Australian dollar exchange rate could have resulted in a $46.1 million foreign currency translation fluctuation, which would be recorded in accumulated other comprehensive loss in the condensed consolidated balance sheets.
Additionally, a portion of our sales and costs are earned and incurred, respectively, in USD for subsidiaries that use AUD as their functional currency. These sales and costs generate a foreign currency exposure. Furthermore, we have various assets and liabilities, primarily cash and intercompany receivables and payables, denominated in USD where the functional currency is AUD. These balance sheet items are subject to remeasurement which may create fluctuations in other expense within our condensed consolidated statements of income. For the three and six months ended June 30, 2022, movements in currency exchange rates resulted in net losses of $1.2 million for each period, respectively, in other expense.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation is performed to determine whether our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Due to the material weaknesses described below, our chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2022. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Material Weaknesses
As disclosed in our 2021 Form 10-K, we identified two material weaknesses in the design and operation of our internal control over financial reporting in connection with the preparation of our financial statements that had not been remediated as of December 31, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company’s management, including our chief executive officer and chief financial officer concluded that, as of December 31, 2021:
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
While progress has been made to remediate both of the material weaknesses above, as of June 30, 2022, we are still in the process of developing and implementing the enhanced processes and procedures and testing the operating effectiveness of these improved controls. We believe our actions will be effective in remediating the material weaknesses, and we continue to devote significant time and attention to these efforts. In addition, the material weaknesses will not be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weaknesses above are not remediated as of June 30, 2022.

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
ITEM 1A. RISK FACTORS
Reference is made to the information disclosed under Part I, Item 1A - "Risk Factors" in our 2021 Form 10-K, which contains a detailed discussion of certain risk factors that could materially adversely affect the Company's business, operating results and/or financial condition. There are no material changes to the risk factors previously disclosed, nor has the Company identified any previously undisclosed risks that could materially adversely affect the Company's business, operating results and/or financial condition.
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

a.k.a. Brands Holding Corp.

Date: August 10, 2022	By:	/s/ Ciaran Long
	Name:	Ciaran Long
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)