Form 10-Q
period 2022-09-30
A.K.A. BRANDS HOLDING CORP.
filed 2022-11-10
CIK 1865107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________________________________
FORM 10-Q
__________________________________________________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 7, 2022, the registrant had 128,815,758 shares of common stock outstanding.

a.k.a. BRANDS HOLDING CORP.
FORM 10-Q

FORWARD-LOOKING STATEMENTS
All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, or that describe our plans, goals, intentions, objectives, strategies, expectations, beliefs and assumptions, are forward-looking statements. The words “believe,” “may,” “might,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “project,” “plan,” “objective,” “could,” “would,” “should” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. We caution that the forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of known and unknown risks, uncertainties and assumptions that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Factors that could contribute to these differences include, among other things:
•the effects of geopolitical, economic and market conditions, including heightened inflation, slower growth or recession, changes to fiscal and monetary policy, higher interest rates, currency fluctuations, the impact of the COVID-19 pandemic, challenges in the supply chain and any disruptions in European economies as a result of the conflict in Ukraine on our operations, customer demand, and our supplier's ability to meet our needs;
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$31,114	$38,832
Restricted cash	1,946	2,186
Accounts receivable	3,870	2,663
Inventory, net	136,931	115,783
Prepaid income taxes	10,413	4,059
Prepaid expenses and other current assets	16,140	20,809
Total current assets	200,414	184,332
Property and equipment, net	26,263	14,657
Operating lease right-of-use assets	37,770	26,415
Intangible assets, net	78,067	98,287
Goodwill	326,855	363,305
Other assets	889	850
Total assets	$670,258	$687,846
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$33,745	$25,088
Accrued liabilities	49,786	53,375
Sales returns reserve	6,150	6,887
Deferred revenue	7,499	11,344
Operating lease liabilities, current	6,034	5,721
Current portion of long-term debt	5,600	5,600
Total current liabilities	108,814	108,015
Long-term debt	124,334	103,182
Operating lease liabilities	35,028	21,370
Other long-term liabilities	1,361	1,333
Deferred income taxes, net	1,022	2,920
Total liabilities	270,559	236,820
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; zero shares issued or outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 128,814,790 and 128,647,836 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	129	129
Additional paid-in capital	458,170	453,807
Accumulated other comprehensive loss	(63,969)	(11,080)
Retained earnings	5,369	8,170
Total stockholders’ equity	399,699	451,026
Total liabilities and stockholders’ equity	$670,258	$687,846
The accompanying notes are an integral part of these condensed consolidated financial statements.

a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$155,822	$161,762	$462,612	$379,768
Cost of sales	68,965	75,652	204,112	171,636
Gross profit	86,857	86,110	258,500	208,132
Operating expenses:
Selling	41,450	40,582	127,068	98,859
Marketing	16,532	15,463	51,301	36,595
General and administrative	26,133	28,900	76,614	61,550
Total operating expenses	84,115	84,945	254,983	197,004
Income from operations	2,742	1,165	3,517	11,128
Other expense, net:
Interest expense	(1,835)	(4,103)	(4,487)	(8,320)
Loss on extinguishment of debt	—	(10,924)	—	(10,924)
Other expense	(923)	(562)	(2,035)	(623)
Total other expense, net	(2,758)	(15,589)	(6,522)	(19,867)
Loss before income taxes	(16)	(14,424)	(3,005)	(8,739)
Benefit from (provision for) income taxes	(98)	4,331	204	2,625
Net loss	(114)	(10,093)	(2,801)	(6,114)
Net loss attributable to noncontrolling interests	—	199	—	123
Net loss attributable to a.k.a. Brands Holding Corp.	$(114)	$(9,894)	$(2,801)	$(5,991)
Net loss per share:
Basic	$0.00	$(0.11)	$(0.02)	$(0.07)
Diluted	$0.00	$(0.11)	$(0.02)	$(0.07)
Weighted average shares outstanding:
Basic	128,686,319	88,368,709	128,663,950	81,401,682
Diluted	128,686,319	88,368,709	128,663,950	81,401,682
The accompanying notes are an integral part of these condensed consolidated financial statements.

a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(114)	$(10,093)	$(2,801)	$(6,114)
Other comprehensive loss:
Currency translation	(28,263)	(20,146)	(52,889)	(31,245)
Total comprehensive loss	(28,377)	(30,239)	(55,690)	(37,359)
Comprehensive loss attributable to noncontrolling interests	—	6,954	—	10,824
Comprehensive loss attributable to a.k.a. Brands Holding Corp.	$(28,377)	$(23,285)	$(55,690)	$(26,535)
The accompanying notes are an integral part of these condensed consolidated financial statements.

a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY, PARTNERS’ CAPITAL(1) AND REDEEMABLE NONCONTROLLING INTEREST
(in thousands, except share and unit data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	128,647,836	$129	$453,807	$(11,080)	$8,170	$451,026
Equity-based compensation	—	—	1,368	—	—	1,368
Cumulative translation adjustment	—	—	—	14,405	—	14,405
Net income	—	—	—	—	1,525	1,525
Balance as of March 31, 2022	128,647,836	129	455,175	3,325	9,695	468,324
Equity-based compensation	—	—	1,494	—	—	1,494
Issuance of common stock upon settlement of equity awards, net of shares withheld	21,345	—	(32)	—	—	(32)
Cumulative translation adjustment	—	—	—	(39,031)	—	(39,031)
Net loss	—	—	—	—	(4,212)	(4,212)
Balance as of June 30, 2022	128,669,181	129	456,637	(35,706)	5,483	426,543
Equity-based compensation	—	—	1,586	—	—	1,586
Issuance of common stock upon settlement of equity awards, net of shares withheld	145,609	—	(53)	—	—	(53)
Cumulative translation adjustment	—	—	—	(28,263)	—	(28,263)
Net loss	—	—	—	—	(114)	(114)
Balance as of September 30, 2022	128,814,790	$129	$458,170	$(63,969)	$5,369	$399,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY, PARTNERS’ CAPITAL(1) AND REDEEMABLE NONCONTROLLING INTEREST
(in thousands, except share and unit data)
(unaudited)

	Common Stock		Partnership Units(1)		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Stockholders’ Equity	Redeemable Noncontrolling Interest
	Shares	Amount	Units	Amount
Balance as of December 31, 2020	—	$—	114,167,842	$108,197	$727	$5,839	$14,138	$9,983	$138,884	$—
Issuance of units	—	—	25,746,282	82,669	—	—	—	—	82,669	—
Noncontrolling interest from purchase of Culture Kings			—	—	—	—	—	—	—	142,717
Equity-based compensation		—	—	—	523	—	—	—	523	—
Cumulative translation adjustment	—	—	—	—	—	(3,444)	—	(398)	(3,842)	(1,575)
Net income	—	—	—	—	—	—	1,472	318	1,790	—
Balance as of March 31, 2021	—	—	139,914,124	190,866	1,250	2,395	15,610	9,903	220,024	141,142
Equity-based compensation	—	—	—	—	609	—	—	—	609	—
Cumulative translation adjustment	—	—	—	—	—	(3,709)	—	(137)	(3,846)	(1,835)
Net income	—	—	—	—	—	—	2,431	253	2,684	(495)
Balance as of June 30, 2021	—	—	139,914,124	190,866	1,859	(1,314)	18,041	10,019	219,471	138,812
Purchase of Petal & Pup noncontrolling interest	—	—	—	—	(10,599)	—	—	(9,599)	(20,198)	—
Purchase of Culture Kings noncontrolling interest	21,809,804	22	—	—	132,256	—	—	—	132,278	(132,278)
Reorganization transactions	94,780,338	95	(139,914,124)	(190,866)	190,771	—	—	—	—	—
Issuance of common stock upon initial public offering, net of issuance costs	10,000,000	10	—	—	95,472	—	—	—	95,482	—
Equity-based compensation	—	—	—	—	5,582	—	—	—	5,582	—
Cumulative translation adjustment	—	—	—	—	—	(13,392)	—	(471)	(13,863)	(6,283)
Net income (loss)	—	—	—	—	—	—	(9,894)	51	(9,843)	(251)
Balance as of September 30, 2021	126,590,142	$127	—	$—	$415,341	$(14,706)	$8,147	$—	$408,909	$—
_________
(1)Excelerate, L.P. was the predecessor entity to a.k.a. Brands Holding Corp. Refer to Note 1 for additional information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(2,801)	$(6,114)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	4,121	1,705
Amortization expense	11,252	9,631
Amortization of inventory fair value adjustment	707	12,251
Amortization of debt issuance costs	487	448
Loss on extinguishment of debt	—	10,924
Lease incentives	1,384	358
Non-cash operating lease expense	7,211	4,568
Equity-based compensation	4,448	6,714
Deferred income taxes, net	(2,343)	(8,235)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,339)	(2,280)
Inventory	(31,067)	(16,446)
Prepaid expenses and other current assets	2,965	(5,877)
Accounts payable	9,430	3,461
Income taxes payable	(6,987)	(12,279)
Accrued liabilities	641	22,319
Returns reserve	(415)	486
Deferred revenue	(3,294)	3,351
Lease liabilities	(5,817)	(4,354)
Net cash (used in) provided by operating activities	(11,417)	20,631
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(226,228)
Cash paid from holdbacks associated with acquisitions	(2,095)	—
Purchase of noncontrolling interest	—	(20,198)
Purchases of intangible assets	(164)	(661)
Purchases of property and equipment	(13,946)	(4,715)
Net cash used in investing activities	(16,205)	(251,802)
Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs	—	98,558
Payments of costs related to initial public offering	(1,142)	—
Proceeds from line of credit, net of issuance costs	25,000	14,150
Repayment of line of credit	—	(22,071)
Proceeds from issuance of debt, net of issuance costs	(121)	242,735
Repayment of debt	(4,200)	(154,513)
Taxes paid related to net share settlement of equity awards	(84)	—
Proceeds from issuance of units	—	82,669
Net cash provided by financing activities	19,453	261,528
Effect of exchange rate changes on cash, cash equivalents and restricted cash	211	(830)
Net increase (decrease) in cash, cash equivalents and restricted cash	(7,958)	29,527
Cash, cash equivalents and restricted cash at beginning of period	41,018	27,099
Cash, cash equivalents and restricted cash at end of period	$33,060	$56,626

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$31,114	$54,449
Restricted cash	1,946	2,177
Total cash, cash equivalents and restricted cash	$33,060	$56,626
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
As a result of the Culture Kings acquisition in March 2021 (refer to Note 3 for additional information on the Culture Kings acquisition), Excelerate indirectly owned 55% of the equity interests in CK Holdings, LP (“CK Holdings”), which owned 100% of the Company’s Culture Kings business prior to the IPO. The remaining 45% of the equity interests in CK Holdings were held by certain minority investors. Immediately following the New Excelerate Reorganization, the Company completed a series of transactions in which the minority investors exchanged their remaining interests in CK Holdings for 21,809,804 newly issued shares of a.k.a. Brands Holding Corp. common stock. The number of shares issued in exchange for the minority interests was determined based on the relative valuations of CK Holdings and consolidated a.k.a. at the time of the IPO.
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
Refinancing Transactions
In March 2021, certain subsidiaries of the Company entered into senior secured credit facilities that provided the Company with a $125.0 million senior secured term loan facility and up to $25.0 million aggregate principal in revolving borrowings (the “Fortress Credit Facilities”), and also issued $25.0 million in senior subordinated notes to an affiliate of Summit (the “Summit Notes”) to provide financing for the Company’s acquisition of Culture Kings.

In connection with the IPO, certain subsidiaries of the Company entered into a senior secured credit facility inclusive of a $100 million term loan and a $50 million revolving line of credit. The Company used borrowings under this senior secured credit facility’s term loan, together with a portion of the proceeds from the IPO, to repay the Fortress Credit Facilities and Summit Notes in full and subsequently terminated them. Refer to Note 8 for additional information.
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
The Company generally provides refunds for goods returned within 30 to 45 days from the original purchase date. A returns reserve is recorded by the Company based on historical refund experience with a corresponding reduction of sales and cost of sales. The returns reserve was $6.2 million and $6.9 million as of September 30, 2022 and December 31, 2021, respectively.
The following table presents a summary of the Company’s sales return reserve:

Balance as of December 31, 2020	$3,517
Returns	(80,915)
Allowance	84,285
Balance as of December 31, 2021	6,887
Returns	(78,929)
Allowance	78,192
Balance as of September 30, 2022	$6,150
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
Revenue recognized in net sales on breakage of gift cards and online credit for both the three months ended September 30, 2022 and 2021 was immaterial and $0.1 million, respectively. Revenue recognized in net sales on breakage of gift cards and online credit for the nine months ended September 30, 2022 and 2021 was $0.1 million for each respective period.
The following table presents the disaggregation of the Company’s net sales by geography, based on customer address:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
U.S.	$82,172	$76,435	$242,117	$190,470
Australia	57,943	63,831	166,377	142,163
Rest of world	15,707	21,496	54,118	47,135
Total	$155,822	$161,762	$462,612	$379,768
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
New Accounting Pronouncements Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (ASC 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The pronouncement and amendments help limit the accounting impact from contract modifications, including hedging relationships, due to the transition from the London Inter-Bank Offered Rate (“LIBOR”) to alternative reference rates that are completed by December 31, 2022. The Company is currently evaluating the impact of this update, but does not expect a significant impact to our financial results, financial position or cash flows from the transition from LIBOR to alternative reference interest rates, but will continue to monitor the impact of this transition until it is completed.

Note 3. Acquisitions
Culture Kings
On March 31, 2021, pursuant to a share sale agreement, the Company, through its subsidiary CK Holdings, acquired a 55% ownership stake in Culture Kings. The previous shareholders of Culture Kings retained a 45% noncontrolling interest in Culture Kings by receipt of an equity interest in CK Holdings. The Company recognized goodwill as the excess of the fair value of the total purchase consideration and noncontrolling interests over the net fair value of the identifiable assets acquired and the liabilities assumed. The purchase price consisted of AUD $307.4 million ($235.9 million) in cash consideration and noncontrolling interest with a fair value of AUD $186.0 million ($142.7 million). In connection with the IPO, the Company completed a series of transactions in which the minority investors exchanged their interests in CK Holdings for newly issued shares of a.k.a. Brands Holding Corp. common stock.
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
Since the date of acquisition, March 31, 2021, the results of Culture Kings have been included in the Company’s consolidated results. The following amounts are included in the accompanying condensed consolidated statements of income for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$55,324	$62,817	$158,150	$121,075
Net income (loss)	1,425	(3,005)	(1,034)	(6,434)
The unaudited pro forma financial information below is presented to illustrate the estimated effects of the acquisition of Culture Kings and the associated financing as if they had occurred on January 1, 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$155,822	$161,762	$462,612	$430,967
Net income (loss) attributable to a.k.a. Brands Holding Corp.	(114)	2,278	(2,801)	12,084
Net income (loss) per share, basic and diluted	$0.00	$0.03	$(0.02)	$0.14
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
The estimated fair values of assets acquired and liabilities assumed as of the date of the acquisition, are as follows:

Accounts receivable, net	$68
Inventory(1)	7,321
Prepaid expenses and other current assets	1,838
Other assets	15
Intangible assets(2)	14,300
Accounts payable	(504)
Deferred income	(164)
Accrued liabilities	(1,794)
Assumed loan	(1,312)
Sales and use tax liability	(1,100)
Deferred income taxes, net	(3,159)
Total net assets acquired	15,509
Goodwill	29,990
Total purchase price, net of cash acquired of $605	$45,499
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

The results of operations of mnml are included in the Company’s condensed consolidated statements of income beginning October 14, 2021. Total net sales of $9.6 million and net loss of $0.5 million of mnml are included in the accompanying condensed consolidated statement of income for the three months ended September 30, 2022. Total net sales of $29.6 million and net loss of $0.7 million of mnml are included in the accompanying condensed consolidated statement of income for the nine months ended September 30, 2022. Goodwill of $30.0 million, none of which is deductible for tax purposes, represents the excess purchase price over the estimated fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed. The goodwill arising from the acquisition consists largely of anticipated synergies related to combining with the Company’s existing operations.
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
Note 4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets are comprised of the following:

	September 30, 2022	December 31, 2021
Inventory prepayments	$6,511	$14,251
Other	9,629	6,558
Total prepaid expenses and other current assets	$16,140	$20,809
Note 5. Property and Equipment, Net
Property and equipment, net is comprised of the following:

	September 30, 2022	December 31, 2021
Furniture and fixtures	$2,236	$1,305
Machinery and equipment	3,981	1,595
Computer equipment and capitalized software	5,222	2,638
Leasehold improvements	21,984	12,457
Total property and equipment	33,423	17,995
Less accumulated depreciation	(7,160)	(3,338)
Total property and equipment, net	$26,263	$14,657
Total depreciation expense was $1.4 million and $0.9 million for the three months ended September 30, 2022 and 2021, respectively, and was $4.1 million and $1.7 million for the nine months ended September 30, 2022 and 2021, respectively. Property and equipment that is fully depreciated as of the last day of a fiscal year is written off during the first quarter of the following year. On January 1, 2022, the Company established a policy to classify all capitalized software, website design and software systems as property and equipment, resulting in a reclassification of such assets and related depreciation and amortization from intangible assets, net, to property and equipment, net.
Note 6. Goodwill
The carrying value of goodwill, as of September 30, 2022 and December 31, 2021, was $326.9 million and $363.3 million, respectively. No goodwill impairment was recorded during the nine months ended September 30, 2022 or the year ended December 31, 2021.

The goodwill of the acquired companies is primarily related to expected improvements in technology performance and functionality, as well as sales growth from future product and service offerings and new customers, together with certain intangible assets that do not qualify for separate recognition. The goodwill of acquired companies is generally not deductible for tax purposes.
The following table summarizes goodwill activity:

Balance as of December 31, 2021	$363,305
Changes in foreign currency translation	(36,450)
Balance as of September 30, 2022	$326,855
Note 7. Intangible Assets
The gross amounts and accumulated amortization of acquired identifiable intangible assets with finite useful lives as of September 30, 2022 and December 31, 2021, included in intangible assets, net in the accompanying condensed consolidated balance sheets, are as follows:

		September 30, 2022		December 31, 2021
	Useful life	Weighted Average Amortization Period 2022	2022	Weighted Average Amortization Period 2021	2021
Customer relationships	4 years	2.5 years	$20,910	2.5 years	$24,516
Brands	10 years	8.4 years	82,746	8.9 years	100,315
Website design and software system	3 years			2.2 years	1,883
Trademarks	5 years	2.8 years	102	3.3 years	114
Total intangible assets			103,758		126,828
Less accumulated amortization			(25,691)		(28,541)
Total intangible assets, net			$78,067		$98,287
Amortization of acquired intangible assets with finite useful lives is included in general and administrative expenses and was $3.2 million and $3.7 million for the three months ended September 30, 2022 and 2021, respectively and $11.3 million and $9.9 million for the nine months ended September 30, 2022 and 2021, respectively. Intangible assets that are fully depreciated as of the last day of a fiscal year are written off during the first quarter of the following year. On January 1, 2022, the Company established a policy to classify all capitalized software, website design and software systems as property and equipment, resulting in a reclassification of such assets and related depreciation and amortization from intangible assets, net, to property and equipment, net.
Future estimated amortization expense for acquired identifiable intangible assets is as follows:

Amortization Expense
Year ending December 31:
Remainder of 2022	$2,726
2023	10,631
2024	10,127
2025	9,966
2026	8,270
Thereafter	36,347
Total amortization expense	$78,067

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
Senior Secured Credit Facility
On September 24, 2021, in connection with the closing of the IPO, certain subsidiaries of the Company entered into a senior secured credit facility inclusive of a $100.0 million term loan and a $50.0 million revolving line of credit, as well as an option for additional term loan of up to $50.0 million through an accordion feature. Key terms and conditions of each facility were as follows:
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

The senior secured credit facility requires that the Company maintain a maximum total net leverage ratio of 3.50 to 1.00 as of the last day of any fiscal quarter, beginning with the fiscal quarter ended December 31, 2021 through maturity. The senior secured credit facility also requires that the Company maintain a minimum fixed charge coverage ratio of 1.25 to 1.00 as of the last day of any fiscal quarter, beginning with the fiscal quarter ended December 31, 2021 through maturity. In the event that the Company fails to comply with the financial covenant, the Company will have the option to make certain equity contributions, directly or indirectly, to cure any non-compliance with such covenant, subject to certain other conditions and limitations. Beginning with the fiscal year ending December 31, 2022, and continuing annually thereafter, the Company is required to make a mandatory prepayment as a percentage of excess cash flows, as defined by the credit agreement, in the period based on the Company triggering certain net debt leverage ratios. Specifically, a mandatory prepayment of 50% of excess cash flows is required if the Company’s net leverage ratio exceeds 2.75x, and a mandatory prepayment of 25% of excess cash flows is required if the Company’s net leverage ratio is greater than or equal to 2.25x. As of September 30, 2022, the Company was in compliance with all debt covenants.
The Company incurred $2.7 million of debt issuance costs in relation to the senior secured credit facility. Of this, $0.9 million relates to the revolving credit facility and is capitalized and included in prepaid and other current assets as deferred financing costs to be amortized over the life of the facility, or five years. The remaining $1.8 million of debt issuance costs relates to the term loan and is presented net of outstanding debt in long-term debt on the balance sheet. Debt issuance costs are amortized over the life of the outstanding debt, using the effective interest rate method.
In September 2021, the Company used borrowings from the term loan under this senior secured credit facility, together with a portion of the proceeds from the IPO, to repay in full and terminate the previous term loan, revolving credit facility and senior subordinated notes entered into in March 2021 in relation to the Culture Kings acquisition. As part of the repayment, the Company also paid $4.5 million in prepayment penalties and wrote-off $6.4 million of unamortized debt issuance costs, all of which is included in the loss on extinguishment of debt in the condensed consolidated statements of income.
In October 2021, the Company borrowed $15.0 million under the revolving line of credit at an initial applicable interest rate of 3.37% and final payoff due on September 24, 2026. The borrowings on the revolving line of credit were used in the acquisition of mnml. In November 2021, subsequent to the draw on the revolver, the Company borrowed $12.0 million of additional term loan under the accordion feature at substantially the same terms as the original term loan. In December 2021, the borrowings from the accordion feature, along with cash on hand, were used to completely repay the borrowings from the revolving line of credit. In connection with the borrowings under the accordion feature, additional debt issuance costs of $0.3 million were incurred and presented net of outstanding debt in long-term debt on the balance sheet, to be amortized over the life of the accordion, using the effective interest rate method.
In January 2022, the Company borrowed $15.0 million under the revolving line of credit at an initial applicable interest rate of 3.52% and final payoff due on September 24, 2026. Additionally, in March 2022, the Company borrowed $10.0 million under the revolving line of credit at an initial applicable interest rate of 3.60% and final payoff due on September 24, 2026.
As of September 30, 2022, the all-in rate (LIBOR plus the applicable margin) for the Company’s term loan and borrowings under the revolving line of credit was 6.42%.
Total Debt and Interest
Outstanding debt consisted of the following:

	September 30, 2022	December 31, 2021
Term loan	$106,550	$110,750
Revolving credit facility	25,000	—
Capitalized debt issuance costs	(1,616)	(1,968)
Total debt	129,934	108,782
Less current portion	(5,600)	(5,600)
Total long-term debt	$124,334	$103,182
Interest expense, which included the amortization of debt issuance costs, totaled $1.8 million and $4.1 million for the three months ended September 30, 2022 and 2021, respectively, and $4.5 million and $8.3 million for the nine months ended September 30, 2022 and 2021, respectively.

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
The Company’s operating lease costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease costs	$2,180	$1,779	$6,691	$3,925
Variable lease costs	145	102	463	279
Short-term lease costs	91	35	312	85
Total lease costs	$2,416	$1,916	$7,466	$4,289
The Company does not have any sublease income and the Company’s lease agreements do not contain any residual value guarantees or material restrictive covenants.
Supplemental cash flow information relating to the Company’s operating leases was as follows:

	Nine Months Ended September 30,
	2022	2021
Cash paid for operating lease liabilities	$4,145	$3,692
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	21,987	2,631
Other information relating to the Company’s operating leases was as follows:

	September 30, 2022	December 31, 2021
Weighted-average remaining lease term	7.6 years	6.1 years
Weighted-average discount rate	4.3%	3.9%
As of September 30, 2022, the maturities of operating lease liabilities were as follows:

Remainder of 2022	$696
2023	9,155
2024	6,419
2025	5,741
2026	4,963
Thereafter	22,174
Total remaining lease payments	49,148
Less: imputed interest	8,086
Total operating lease liabilities	41,062
Less: current portion	(6,034)
Long-term operating lease liabilities	$35,028

On January 31, 2022, the Company entered into a lease agreement with Forum Shops, LLC to lease approximately 13,425 square feet of selling space located in the Forum Shops at Caesars Palace. The lease commenced in March 2022 and will require rent payments beginning in November 2022 when the store opens. Base rent payments for the twelve months after the store opens will be approximately $1.7 million and have subsequent annual increases to such cash payments by 3.0% each year through the tenth anniversary of the lease commencement.
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
The Company’s provision for income taxes for the three and nine months ended September 30, 2022 resulted in income tax expense of $0.1 million and a benefit of $0.2 million, respectively. The effective tax rate as a percentage of loss before income taxes for the three and nine months ended September 30, 2022 was -612.5% and 6.8%, respectively, compared to the U.S. federal statutory rate of 21.0%. The lower effective tax rate for the three and nine months ended September 30, 2022 was primarily due to discrete tax adjustments which offset the income tax benefit related to loss before income taxes.
Note 11. Accrued Liabilities
Accrued liabilities consisted of the following:

	September 30, 2022	December 31, 2021
Accrued salaries and other benefits	$8,275	$11,746
Accrued freight costs	3,687	9,199
Accrued sales taxes	24,938	20,008
Accrued marketing costs	4,448	2,543
Accrued professional services	2,800	1,698
Other accrued liabilities	5,638	8,181
Total accrued liabilities	$49,786	$53,375
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
The offering periods of the ESPP will be six months long and are anticipated to be offered twice per year. The price at which common stock is purchased under the ESPP is equal to 85% of the fair market value of a share of the Company’s common stock on the first or last day of the offering period, whichever is lower. The fair value of the discount and the look-back period will be estimated using the Black-Scholes option pricing model.
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
Grant Activity
Stock Options
The 2021 Plan provides for the issuance of incentive and nonqualified stock options. Under the 2021 Plan, the exercise price of a stock option shall not be less than the fair market value of one share of the Company’s common stock on the date of grant. Stock options have a contractual term, or the period during which they are exercisable, not to exceed ten years from the date of grant, and generally vest over time or based on performance. As of September 30, 2022, all stock option grants have been time-based.
A summary of the Company's time-based stock option activity under the 2021 Plan was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance as of December 31, 2021	273,026	$9.50	9.73	$—
Granted	234,453	3.97
Exercised	—	—
Forfeited/Repurchased	—	—
Balance as of September 30, 2022	507,479	$6.95	9.29	$—
Vested as of September 30, 2022	73,603		8.98

As of September 30, 2022, there was $1.5 million of total unrecognized compensation cost related to unvested stock options issued under the 2021 Plan, which is expected to be recognized over a weighted average period of 2.8 years.
While there were no stock options granted under the 2021 Plan during the three months ended September 30, 2022, the assumptions that the Company used to determine the grant date fair value of stock options granted under the 2021 Plan during the three and nine months ended September 30, 2021 and the nine months ended September 30, 2022 were as follows, presented on a weighted-average basis:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2022	2021
Risk free interest rate	1.00%	2.96%	1.00%
Expected volatility	51.32%	65.34%	51.32%
Expected dividend yield	—%	—%	—%
Expected term	6.08 years	5.85 years	6.08 years
Restricted Stock Units
The 2021 Plan provides for the issuance of restricted stock units (“RSUs”). RSUs issued prior to March 31, 2022 vest over four years while all RSUs issued after that date vest over three years.
A summary of the Company's RSU activity under the 2021 Plan was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of December 31, 2021	915,480	$10.04
Granted	566,730	4.30
Vested	(207,511)	9.87
Forfeited/Repurchased	(153,832)	9.70
Balance as of September 30, 2022	1,120,867	$7.22
As of September 30, 2022, there was $7.6 million of total unrecognized compensation cost related to unvested RSUs issued under the 2021 Plan, which is expected to be recognized over a weighted average period of 2.8 years.
Incentive Units
The 2018 Plan provided for the issuance of time-based incentive units and performance-based incentive units. Time-based incentive units generally vest over four years. Performance-based incentive units vested upon the satisfaction of the performance condition as described further below.
Time-Based Incentive Partnership Units
The following table summarizes time-based incentive unit activity under the 2018 Plan:

	Number of Units	Weighted Average Grant Date Fair Value	Weighted Average Participation Threshold	Aggregate Intrinsic Value
Balance as of December 31, 2021	5,975,813	$1.16	$3.04	$14,162
Granted	—	—	—
Vested	(1,975,068)	1.22	3.17
Forfeited/Repurchased	(100,646)	0.46	1.83
Balance as of September 30, 2022	3,900,099	$1.29	$3.00	$—
Vested as of September 30, 2022	5,337,338
As of September 30, 2022, there was $4.8 million of total unrecognized compensation cost related to unvested time-based incentive units issued under the 2018 Plan, which is expected to be recognized over a weighted average period of 2.0 years.

While there were no time-based incentive units granted under the 2018 Plan during the three and nine months ended September 30, 2022 or during the three months ended September 30, 2021, the assumptions that the Company used to determine the grant date fair value of time-based incentive units during the nine months ended September 30, 2021 were as follows, presented on a weighted-average basis:

Nine Months Ended September 30, 2021

Risk free interest rate	0.10%
Expected volatility	45.00%
Expected dividend yield	—%
Expected term	1.41 years
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
ESPP Purchase Rights
The initial six-month offering period for the ESPP began on June 1, 2022 and will end on November 30, 2022. There were no shares purchased using ESPP purchase rights during the three and nine months ended September 30, 2021 or during the three and nine months ended September 30, 2022.
Equity-Based Compensation Expense
The Company recognizes compensation expense in general and administrative expenses within operating expenses in the condensed consolidated statements of income for stock options, RSUs, ESPP purchase rights and time-based incentive units granted prior to the IPO, by amortizing the grant date fair value on a straight-line basis over the expected vesting period to the extent the vesting of the grant is considered probable. The Company recognized compensation expense for performance-based incentive units granted prior to the IPO at the date of IPO. The Company recognizes equity-based award forfeitures in the period such forfeitures occur.
The following table summarizes the Company’s equity-based compensation expense by award type for all Plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	$146	$8	$359	$8
RSUs	682	52	1,865	52
ESPP purchase rights	110	—	110	—
Time-based incentive units	648	619	2,114	1,751
Performance-based incentive units	—	4,903	—	4,903
Total	$1,586	$5,582	$4,448	$6,714

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
Note 14. Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share and a reconciliation of the weighted average number of shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to a.k.a. Brands Holding Corp.	$(114)	$(9,894)	$(2,801)	$(5,991)
Denominator:
Weighted-average common shares outstanding, basic and diluted	128,686,319	88,368,709	128,663,950	81,401,682
Net loss per share:
Net loss per share, basic and diluted	$0.00	$(0.11)	$(0.02)	$(0.07)
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
Basic net loss per share is calculated by dividing net loss attributable to a.k.a. Brands Holding Corp. for the period by the weighted-average number of shares of common stock for the period. Diluted net loss per share has been calculated in a manner consistent with that of basic net loss per share while giving effect to shares of potentially dilutive stock option and RSU grants outstanding during the period, if applicable. Due to the net loss attributable to a.k.a. Brands Holding Corp. for both the three and nine months ended September 30, 2022, no potentially dilutive securities had an impact on diluted loss per share for such periods.
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
Note 17. Subsequent Events
The Company has evaluated subsequent events occurring through November 10, 2022, the date that these financial statements were originally available to be issued, and determined the following subsequent event occurred that would require disclosure in these financial statements.
Draw on Revolving Line of Credit
On October 4, 2022, the Company borrowed $15.0 million under the revolving line of credit established as part of its senior secured credit facility effective September 24, 2021. The initial applicable interest rate for the borrowings is 6.50% and final payoff is due on September 24, 2026.

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
•In August 2019, we acquired a controlling interest in Petal & Pup, an Australian fashion brand offering an assortment of trendy, flattering and feminine styles and dresses for special occasions. We acquired the remaining noncontrolling interest concurrently with our IPO. The brand targets female customers typically in their 20s or 30s, with more than half of customers in the 18 to 34-year-old age bracket. Since joining a.k.a., Petal & Pup has successfully expanded in the U.S., which was the brand’s fastest growing market in 2021.
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
The following table sets forth our key operating metrics for each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, other than dollar figures)	2022	2021	2022	2021
Active customers	3.8	3.1	3.8	3.1
Active customers across a.k.a. Brands(1)	3.8	3.1	3.8	3.1
Average order value	$85	$89	$84	$87
Average order value across a.k.a. Brands(1)	$85	$89	$84	$89
Number of orders	1.8	1.8	5.5	4.4
Number of orders across a.k.a. Brands(1)	1.8	1.8	5.5	4.9
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
Key Financial Metrics
The following table sets forth our key GAAP and non-GAAP financial metrics for for each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Gross margin	56%	53%	56%	55%
Net loss (in thousands)	$(114)	$(10,093)	$(2,801)	$(6,114)
Net loss margin	—%	(6)%	(1)%	(2)%
Adjusted EBITDA (in thousands)	$9,236	$18,547	$25,779	$46,302
Adjusted EBITDA margin	6%	11%	6%	12%
Net cash (used in) provided by operating activities (in thousands)			$(11,417)	$20,631
Free Cash Flow (in thousands)			$(25,363)	$15,916
Adjusted EBITDA, Adjusted EBITDA Margin and Free Cash Flow are non-GAAP measures. See “Non-GAAP Financial Measures” below for information regarding our use of Adjusted EBITDA, Adjusted EBITDA margin and Free Cash Flow and their reconciliation to net income, net income margin and net cash (used in) provided by operating activities, respectively. See also “Components of Our Results of Operations” for more information.

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
Adjusted EBITDA and Adjusted EBITDA Margin
We calculate Adjusted EBITDA as net income (loss) adjusted to exclude: interest and other expense; provision for income taxes; depreciation and amortization expense; stock-based compensation expense; transaction costs; costs to establish or relocate distribution centers; and one-time or non-recurring items, and Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of net income (loss). Adjusted EBITDA does not represent net income or cash flow from operating activities as it is defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. Because other companies may calculate EBITDA and Adjusted EBITDA differently than we do, Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. Adjusted EBITDA has other limitations as an analytical tool when compared to the use of net income (loss), which is the most directly comparable GAAP financial measure, including that Adjusted EBITDA does not reflect:
•the interest or other expense we incur;
•the provision for or benefit from income tax;
•any attribution of costs to our operations related to our investments and capital expenditures through depreciation and amortization charges;
•any transaction or debt extinguishment costs;
•any costs to establish or relocate distribution centers;
•any costs related to severance from headcount reductions;
•any amortization expense associated with fair value adjustments from purchase price accounting, including intangibles or inventory step-up; and
•the cost of compensation we provide to our employees in the form of equity awards.
The following table reflects a reconciliation of Adjusted EBITDA to net loss and Adjusted EBITDA Margin to net loss margin, the most directly comparable financial measure prepared in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2022	2021	2022	2021
Net loss	$(114)	$(10,093)	$(2,801)	$(6,114)
Add:
Total other expense, net	2,758	15,589	6,522	19,867
Provision for (benefit from) income tax	98	(4,331)	(204)	(2,625)
Depreciation and amortization expense	4,566	4,235	15,373	11,336
Inventory step-up amortization expense	—	5,985	707	12,251
Equity-based compensation expense	1,586	5,582	4,448	6,714
Distribution center relocation costs	12	—	1,303	—
Transaction costs	39	1,580	140	4,873
Severance	291	—	291	—
Adjusted EBITDA	$9,236	$18,547	$25,779	$46,302
Net loss margin	—%	(6)%	(1)%	(2)%
Adjusted EBITDA margin	6%	11%	6%	12%

Free Cash Flow
We calculate Free Cash Flow as net cash (used in) provided by operating activities reduced by purchases of property and equipment. Management believes Free Cash Flow is a useful measure of liquidity and an additional basis for assessing our ability to generate cash. There are limitations related to the use of Free Cash Flow as an analytical tool, including that other companies may calculate Free Cash Flow differently, which reduces its usefulness as a comparative measure, and Free Cash Flow does not reflect our future contractual commitments nor does it represent the total residual cash flow for a given period.
The following table presents a reconciliation of Free Cash Flow to net cash (used in) provided by operating activities, the most directly comparable financial measure prepared in accordance with GAAP:

	Nine Months Ended September 30,
	2022	2021
Net cash (used in) provided by operating activities	$(11,417)	$20,631
Less: purchases of property and equipment	(13,946)	(4,715)
Free Cash Flow	$(25,363)	$15,916
Our Free Cash Flow has fluctuated over time primarily as a result of timing of inventory purchases to support our rapid growth. While we have strong long-term relationships with our manufacturers, we usually pay for our inventory in advance. This supports our test and repeat buying model and helps with our ability to move new designs we receive from our suppliers into production and then into inventory in as few as 30 to 45 days. Our operating model requires a low level of capital expenditure.
For the nine months ended September 30, 2022, Free Cash Flow decreased by $41.3 million compared to Free Cash Flow for the nine months ended September 30, 2021. This was attributable primarily to a build-up of inventory, timing of payments and an increase in capital expenditures. The build-up of inventory was driven by Culture Kings’ growth into the U.S. The increase in capital expenditures was primarily due to the build-out of Culture Kings’ new store in Las Vegas.
Factors Affecting Our Performance
Macroeconomic Environment
The macroeconomic environment in which we operate has been, and we anticipate will continue to be, pressured by events and conditions worldwide. Inflationary pressures on the consumer and our supply chain, shifts in spending and a slower-than-expected recovery from the economic impacts of the COVID-19 pandemic in Australia have pressured our net sales. Additionally, lower return on marketing investments, a competitive promotional environment and higher merchandise returns, all stemming from the pressures previously identified, led to reduced operating income and Adjusted EBITDA performance. Consequently, our business and results of operations, including earnings and cash flows, could continue to be adversely impacted, including as a result of:
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
Impact of COVID-19
The COVID-19 pandemic continued to impact our business and results of operations in the first nine months of fiscal year 2022. Certain of our supply chain partners, including third party manufacturers, logistics providers and other vendors have experienced delays and shut-downs due to the COVID-19 pandemic, which have delayed shipments of products. As a result, we have increased our use of more expensive air freight, which has increased our cost of goods. While we have been able to offset increased shipping prices to some extent, there can be no assurance that we will continue to be able to do so, or that prices for shipping services will not increase to a level that does not permit us to do so, particularly if our supply chain partners continue to be impacted by the COVID-19 pandemic. We continue to monitor these delays and shut-downs and other potential disruptions in our supply chain and implement mitigation plans as necessary.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2022	2021	2022	2021
Net sales	$155,822	$161,762	$462,612	$379,768
Cost of sales	68,965	75,652	204,112	171,636
Gross profit	86,857	86,110	258,500	208,132
Operating expenses:
Selling	41,450	40,582	127,068	98,859
Marketing	16,532	15,463	51,301	36,595
General and administrative	26,133	28,900	76,614	61,550
Total operating expenses	84,115	84,945	254,983	197,004
Income from operations	2,742	1,165	3,517	11,128
Other expense, net:
Interest expense	(1,835)	(4,103)	(4,487)	(8,320)
Loss on extinguishment of debt	—	(10,924)	—	(10,924)
Other expense	(923)	(562)	(2,035)	(623)
Total other expense, net	(2,758)	(15,589)	(6,522)	(19,867)
Loss before income taxes	(16)	(14,424)	(3,005)	(8,739)
Benefit from (provision for) income taxes	(98)	4,331	204	2,625
Net loss	(114)	(10,093)	(2,801)	(6,114)
Net loss attributable to noncontrolling interests	—	199	—	123
Net loss attributable to a.k.a. Brands Holding Corp.	$(114)	$(9,894)	$(2,801)	$(5,991)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	100%	100%	100%	100%
Cost of sales	44%	47%	44%	45%
Gross profit	56%	53%	56%	55%
Operating expenses:
Selling	27%	25%	27%	26%
Marketing	11%	10%	11%	10%
General and administrative	17%	18%	17%	16%
Total operating expenses	54%	53%	55%	52%
Income from operations	2%	1%	1%	3%
Other expense, net:
Interest expense	(1%)	(3%)	(1%)	(2%)
Loss on extinguishment of debt	—%	(7%)	—%	(3%)
Other expense	(1%)	—%	—%	—%
Total other expense, net	(2%)	(10%)	(1%)	(5%)
Loss before income taxes	—%	(9%)	(1%)	(2%)
Benefit from (provision for) income taxes	—%	3%	—%	1%
Net loss	—%	(6%)	(1%)	(2%)
Net loss attributable to noncontrolling interests	—%	—%	—%	—%
Net loss attributable to a.k.a. Brands Holding Corp.	—%	(6%)	(1%)	(2%)

Comparison of the Three Months Ended September 30, 2022 and 2021
Net Sales

	Three Months Ended September 30,
	2022	2021
Net sales	$155,822	$161,762
Net sales decreased by $5.9 million, or 4%, for the three months ended September 30, 2022 compared to the same period in 2021. The decrease in net sales was primarily driven by a decrease in our average order value of 4%, from $89 in 2021 to $85 in 2022, which was primarily due to changes in foreign currency rates and higher promotional activity. On a constant currency basis, both net sales and average order value for the three months ended September 30, 2022 would have been flat. The three months ended September 30, 2022 includes the operations of mnml, or $9.6 million of net sales.
Cost of Sales

	Three Months Ended September 30,
	2022	2021
Cost of sales	$68,965	$75,652
Percent of net sales	44%	47%
Cost of sales decreased by $6.7 million, or 9%, for the three months ended September 30, 2022 compared to the same period in 2021. This decrease was primarily driven by a $6.0 million detrimental impact to cost of sales in the three months ended September 30, 2021 from the fair value increase in inventory acquired in the purchase of Culture Kings, and the impact from lower sales in the three months ended September 30, 2022, partially offset by higher inbound air freight costs in the current period. Additionally, the operations of mnml, or $4.1 million of cost of sales, is included in the three months ended September 30, 2022. Cost of sales as a percent of net sales for the three months ended September 30, 2022 decreased primarily due to the impact of the fair value increase in inventory acquired in the purchase of Culture Kings included in the three months ended September 30, 2021, the impact of which was partially offset by higher inbound air freight costs.
Gross Profit

	Three Months Ended September 30,
	2022	2021
Gross profit	$86,857	$86,110
Gross margin	56%	53%
Gross profit increased by $0.7 million, or 1%, for the three months ended September 30, 2022 compared to the same period in 2021. This increase was primarily due to a $6.0 million detrimental impact to gross profit in the three months ended September 30, 2021 from the fair value increase in inventory acquired in the purchase of Culture Kings, which was partially offset by a detrimental impact from higher promotional activity and higher inbound air freight costs in 2022. Additionally, the operations of mnml, or $5.5 million of gross profit, are included in the three months ended September 30, 2022. Gross margin for the three months ended September 30, 2022 increased primarily due to the impact of the fair value increase in inventory acquired in the purchase of Culture Kings included in 2021, partially offset by a detrimental impact from higher inbound air freight costs.
Selling Expenses

	Three Months Ended September 30,
	2022	2021
Selling	$41,450	$40,582
Percent of net sales	27%	25%
Selling expenses increased by $0.9 million, or 2%, for the three months ended September 30, 2022 compared to the same period in 2021. This increase was driven by the operations of mnml, or $2.7 million of selling expenses, in the three months ended September 30, 2022, and increased costs for distribution and future store facilities, partially offset by increased usage of lower-cost shipping vendors. The increase in selling expenses as a percentage of net sales was primarily due to increased costs for distribution and future store facilities.

Marketing Expenses

	Three Months Ended September 30,
	2022	2021
Marketing	$16,532	$15,463
Percent of net sales	11%	10%
Marketing expenses increased by $1.1 million, or 7%, for the three months ended September 30, 2022 compared to the same period in 2021. The increase in marketing expenses was driven by the operations of mnml, or $1.5 million of marketing expenses, in the three months ended September 30, 2022. The increase in marketing expenses as a percentage of net sales was primarily due to reduced effectiveness of our marketing channels at driving traffic to our websites, and the inclusion of mnml, which had a higher rate of advertising spend.
General and Administrative Expenses

	Three Months Ended September 30,
	2022	2021
General and administrative	$26,133	$28,900
Percent of net sales	17%	18%
General and administrative expenses decreased by $2.8 million, or 10%, for the three months ended September 30, 2022 compared to the same period in 2021. The decrease was driven by a $4.0 million decrease in equity-based compensation, due to vesting of performance-based incentive units upon the Company’s IPO in the three months ended September 30, 2021, a $1.8 million decrease in transaction costs, and a $0.5 million decrease in undercollected sales tax. Partially offsetting these decreases was a $3.1 million increase in salaries and related benefits related to increases in our headcount across functions to support business growth and $0.9 million in additional insurance costs. The decrease in general and administrative expenses as a percentage of net sales resulted primarily from the decrease in equity-based compensation. The three months ended September 30, 2022 includes the operations of mnml, or $1.7 million of general and administrative expenses.
Other Expense, Net

	Three Months Ended September 30,
	2022	2021
Other expense, net:
Interest expense	$(1,835)	$(4,103)
Loss on extinguishment of debt	—	(10,924)
Other expense	(923)	(562)
Total other expense, net	$(2,758)	$(15,589)
Percent of net sales	(2)%	(10)%
Other expense, net decreased by $12.8 million for the three months ended September 30, 2022 compared to the same period in 2021, primarily due to the loss on extinguishment of debt in the three months ended September 30, 2021, and a reduction in interest expense related to more favorable rates from our senior secured credit facilities compared to those of our credit facilities in the previous year.
Benefit From (Provision For) Income Taxes

	Three Months Ended September 30,
	2022	2021
Benefit from (provision for) income taxes	$(98)	$4,331
Percent of net sales	—%	3%
Benefit from (provision for) income tax increased by $4.4 million, or 102% for the three months ended September 30, 2022 compared to the same period in 2021. This increase was due to a reduction in our income before income taxes.

Comparison of the Nine Months Ended September 30, 2022 and 2021
Net Sales

	Nine Months Ended September 30,
	2022	2021
Net sales	$462,612	$379,768
Net sales increased by $82.8 million, or 22%, for the nine months ended September 30, 2022 compared to the same period in 2021. The overall increase in net sales was primarily driven by a 25% increase in the number of orders we processed in 2022 compared to 2021, driving an increase in sales of $95.8 million. A decrease in our average order value of 3%, from $87 in 2021 to $84 in 2022, partially offset the increase in net sales by $12.9 million. The increase in the number of orders was largely driven by the acquisition of Culture Kings on March 31, 2021, the acquisition of mnml in October of 2021 and growth of Princess Polly in the U.S. The decrease in our average order value was primarily due to the impact of foreign currency, higher promotional activity and higher return rates. On a constant currency basis, net sales and average order value for the nine months ended September 30, 2022 would have increased 26% and been flat, respectively. The nine months ended September 30, 2022 includes the operations of Culture Kings and mnml, or $187.7 million of net sales, while the comparable period in 2021 includes two quarters of operations of Culture Kings, or $121.1 million of net sales, from the date of its acquisition.
Cost of Sales

	Nine Months Ended September 30,
	2022	2021
Cost of sales	$204,112	$171,636
Percent of net sales	44%	45%
Cost of sales increased by $32.5 million, or 19%, for the nine months ended September 30, 2022 compared to the same period in 2021. This increase was primarily driven by a 25% increase in the total number of orders in 2022, as compared to 2021, which includes the impact of the operations of Culture Kings and mnml, or $90.5 million of cost of sales, in the nine months ended September 30, 2022, while the comparable period in 2021 includes the impact of two quarters of operations of Culture Kings, or $69.8 million of cost of sales, from the date of its acquisition. Additionally, higher inbound air freight costs impacted the nine months ended September 30, 2022. Cost of sales as a percent of net sales for the nine months ended September 30, 2022 decreased primarily due to the impact of the fair value increase in inventory acquired in the purchase of Culture Kings included in 2021.
Gross Profit

	Nine Months Ended September 30,
	2022	2021
Gross profit	$258,500	$208,132
Gross margin	56%	55%
Gross profit increased by $50.4 million, or 24%, for the nine months ended September 30, 2022 compared to the same period in 2021. This increase was primarily driven by a significant increase in net sales, which includes the impact of the operations of Culture Kings and mnml, or $97.3 million of gross profit, in the nine months ended September 30, 2022, while the comparable period in 2021 includes the impact of two quarters of operations of Culture Kings, or $51.3 million of gross profit, from the date of its acquisition. Gross margin for the nine months ended September 30, 2022 increased primarily due to the $12.3 million impact of the fair value increase in inventory acquired in the purchase of Culture Kings included in 2021, partially offset by higher inbound air freight costs.

Selling Expenses

	Nine Months Ended September 30,
	2022	2021
Selling	$127,068	$98,859
Percent of net sales	27%	26%
Selling expenses increased by $28.2 million, or 29%, for the nine months ended September 30, 2022 compared to the same period in 2021. This increase was driven by the 25% increase in the number of orders we processed in 2022 compared to 2021, which includes the impact of the operations of Culture Kings and mmnl. The nine months ended September 30, 2022 includes the operations of Culture Kings and mnml, or $50.6 million of selling expenses, while the comparable period in 2021 includes two quarters of operations of Culture Kings, or $28.8 million of selling expenses, from the date of its acquisition, March 31, 2021. The increase in selling expenses as a percentage of net sales was primarily due a $1.3 million charge related to a change in the third-party fulfillment provider for Culture Kings and mnml and increased costs for distribution and future store facilities.
Marketing Expenses

	Nine Months Ended September 30,
	2022	2021
Marketing	$51,301	$36,595
Percent of net sales	11%	10%

Marketing expenses increased by $14.7 million, or 40%, for the nine months ended September 30, 2022 compared to the same period in 2021. The increase in marketing expenses was driven by the inclusion of Culture Kings and mnml, and increased marketing spend due to reduced effectiveness of our marketing channels at driving traffic to our websites. The nine months ended September 30, 2022 includes the operations of Culture Kings and mnml, or $22.9 million of marketing expenses, while the comparable period in 2021 includes two quarters of operations of Culture Kings, or $13.1 million of marketing expenses, from the date of its acquisition. The increase in marketing expenses as a percentage of net sales was primarily due to reduced effectiveness of our marketing channels at driving traffic to our websites, and the inclusion of mnml, which had a higher rate of advertising spend as compared to some of our other brands.
General and Administrative Expenses

	Nine Months Ended September 30,
	2022	2021
General and administrative	$76,614	$61,550
Percent of net sales	17%	16%
General and administrative expenses increased by $15.1 million, or 24%, for the nine months ended September 30, 2022 compared to the same period in 2021. The increase was primarily driven by a $18.1 million increase in salaries and related benefits related to increases in our headcount across functions to support business growth and $3.8 million in additional insurance costs. Partially offsetting these increases was a $4.7 million decrease in transaction costs and a $2.3 million decrease in equity-based compensation, due to vesting of performance-based incentive units upon the Company’s IPO in the nine months ended September 30, 2021. The nine months ended September 30, 2022 includes the operations of Culture Kings and mnml, or $24.4 million of general and administrative expenses, while the comparable period in 2021 includes two quarters of operations of Culture Kings, or $11.6 million of general and administrative expenses, from the date of its acquisition. The increase in general and administrative expenses as a percentage of net sales resulted primarily from additional salaries and related benefits, as well as additional insurance costs.

Other Expense, Net

	Nine Months Ended September 30,
	2022	2021
Other expense, net:
Interest expense	$(4,487)	$(8,320)
Loss on extinguishment of debt	—	(10,924)
Other expense	(2,035)	(623)
Total other expense, net	$(6,522)	$(19,867)
Percent of net sales	(1)%	(5)%
Other expense, net decreased by $13.3 million for the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to the loss on extinguishment of debt in 2021, and a reduction in interest expense related to more favorable rates from our senior secured credit facilities compared to those of our credit facilities in the previous year.
Benefit From Income Taxes

	Nine Months Ended September 30,
	2022	2021
Benefit from income taxes	$204	$2,625
Percent of net sales	—%	1%
Benefit from income tax decreased by $2.4 million, or 92% for the nine months ended September 30, 2022 compared to the same period in 2021. This decrease was due to a reduction in our income before income taxes.

Liquidity and Capital Resources
As of September 30, 2022, our principal sources of liquidity were cash and cash equivalents totaling $31.1 million, our revolving line of credit and our term loan accordion provision. Our cash equivalents primarily consist of money market funds.
As of September 30, 2022, most of our cash was held for working capital purposes. We have historically financed our operations and capital expenditures primarily through cash flows generated by operations, private sales of equity securities, the incurrence of debt and, more recently, with the issuance of equity in the IPO. We believe that our existing cash, together with cash generated from operations and available borrowing capacity under our credit facilities and lines of credit, will be sufficient to meet our anticipated cash needs for the next 12 months. We believe that cash generated from ongoing operations and continued access to debt markets will be sufficient to satisfy our cash requirements beyond 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. We may seek to borrow funds under our credit facilities and lines of credit or raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section of our 2021 Form 10-K captioned “Risk Factors.” We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all. The inability to raise capital if needed would adversely affect our ability to achieve our business objectives.
Senior Secured Credit Facilities
In connection with the IPO, we entered into a senior secured credit facility inclusive of a $100.0 million term loan and a $50.0 million revolving line of credit, with an option of up to $50.0 million in additional term loan through an accordion provision. We used borrowings under this credit facility, together with a portion of the proceeds from the IPO, to repay the Fortress Credit Facilities in full. As of September 30, 2022, the Company owes a combined $106.6 million in term loan and accordion borrowings, as well as $25.0 million borrowed under the revolving line of credit. On October 4, 2022, the Company borrowed an additional $15.0 million under the revolving line of credit. The term loan requires us to make amortized annual payments of 5.0% during the first and second years, 7.5% during the third and fourth years and 10.0% during the fifth year with the balance of the loan due at maturity. Borrowings under the term loan accrue interest at a benchmark rate plus an applicable margin dependent upon our net leverage ratio. The revolving line of credit accrues interest at a benchmark rate plus an applicable margin dependent upon our net leverage ratio. The highest interest rates under the agreement for both the term loan and revolving line of credit occur at a net leverage ratio of greater than 2.75x, yielding an interest rate of a benchmark rate plus 3.25%. The accordion provision allows us to borrow additional amounts of term loan at terms to be agreed upon at the time of issuance, but on substantially the same basis as the original term loan. As of September 30, 2022, principal payments of our term loan and accordion for the next twelve months are anticipated to total $5.6 million.
As part of our entering into the senior secured credit facilities, we are subject to certain financial covenant ratios and certain annual mandatory prepayment terms based on excess cash flows, as defined by the credit agreement, based on our net leverage ratio for years beginning with the fiscal year ending December 31, 2022. If we are unable to comply with certain financial covenant ratios and terms requiring mandatory prepayment based on a percentage of excess cash flows, our long-term liquidity position may be adversely impacted. Furthermore, the variable interest rates associated with our senior secured credit facilities could result in interest payments that are higher than anticipated.
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
Historical Cash Flows

	Nine Months Ended September 30,
	2022	2021
Net cash (used in) provided by operating activities	$(11,417)	$20,631
Net cash used in investing activities	(16,205)	(251,802)
Net cash provided by financing activities	19,453	261,528

Net Cash (Used In) Provided by Operating Activities
Cash from operating activities consists primarily of net income adjusted for certain non-cash items, including depreciation, amortization, equity-based compensation, the effect of changes in working capital and other activities.
During the nine months ended September 30, 2022, as compared to the same period in 2021, net cash (used in) provided by operating activities decreased $32.0 million. This was attributable primarily to a build-up of inventory and the timing of payments. The build-up of inventory was primarily driven by Culture Kings’ growth into the U.S.
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
During the nine months ended September 30, 2022, as compared to the same period in 2021, net cash used in investing activities decreased $235.6 million. This was attributable to the acquisition of Culture Kings in March 2021.
Net Cash Provided by Financing Activities
Our financing activities have historically consisted of cash proceeds received from the issuance of borrowings, cash used to pay down borrowings or cash received in exchange for partner units, and the sale of our common stock in the IPO.
During the nine months ended September 30, 2022, as compared to the same period in 2021, net cash provided by financing activities decreased $242.1 million. This was primarily attributable to the proceeds received from debt issuances and from the issuance of partner units to acquire Culture Kings in March 2021. Offsetting the 2021 activity is $25.0 million in proceeds from the revolving line of credit in 2022.
Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates from those reported in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2021 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations within the United States and internationally, and we are exposed to market risks in the ordinary course of our business, including interest rate changes and the effects of foreign currency fluctuations. Information relating to quantitative and qualitative disclosures about these market risks is set forth below.
Interest Rate Sensitivity
Cash and cash equivalents are held primarily in cash deposits and money market funds. The fair value of our cash and cash equivalents would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments. Interest on any line of credit borrowings incurred pursuant to the credit described above would accrue at a floating rate based on a formula tied to certain market rates at the time of incurrence; however, we do not expect that any change in prevailing interest rates will have a material impact on our results of operations. As of September 30, 2022, we had approximately $131.6 million in debt outstanding under our senior secured credit facility. Based on the levels of borrowings under our senior secured credit facility at September 30, 2022, a hypothetical 100 basis point increase or decrease in underlying interest rates would increase or decrease interest expense by approximately $1.3 million. This hypothetical analysis may differ from the actual change in interest expense due to potential changes in interest rates or gross borrowings outstanding under our credit facilities. We do not utilize derivative financial instruments to manage our interest rate risks.
In the event the Federal Reserve continues to raise interest rates to combat inflation, current and future borrowings under our senior secured credit facility would be adversely impacted since borrowings under that facility bear interest at variable rates.
Foreign Currency Risk
We are exposed to fluctuations in currency exchange rates as a result of our operations in countries other than the U.S., principally related to our significant operations in Australia. As of September 30, 2022, movements in currency exchange rates and the related impact on the translation of the balance sheets resulted in the $52.9 million net loss in the currency translation category of accumulated other comprehensive income (loss) since December 31, 2021. A hypothetical 10% increase or decrease in the Australian dollar exchange rate could have resulted in a $43.4 million foreign currency translation fluctuation, which would be recorded in accumulated other comprehensive loss in the condensed consolidated balance sheets.
Additionally, a portion of our sales and costs are earned and incurred, respectively, in USD for subsidiaries that use AUD as their functional currency. These sales and costs generate a foreign currency exposure. Furthermore, we have various assets and liabilities, primarily cash and intercompany receivables and payables, denominated in USD where the functional currency is AUD. These balance sheet items are subject to remeasurement which may create fluctuations in other expense within our condensed consolidated statements of income. For the three and nine months ended September 30, 2022, movements in currency exchange rates resulted in net losses of $0.9 million and $2.1 million, respectively, in other expense.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation is performed to determine whether our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Due to the material weaknesses described below, our chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2022. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
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
Remediation Status of Material Weaknesses
Material weakness related to the design, implementation and documentation of internal controls at the entity level and across key business and financial processes.
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
While progress has been made to remediate both of the material weaknesses above, as of September 30, 2022, we are still in the process of developing and implementing the enhanced processes and procedures and testing the operating effectiveness of these improved controls. We believe our actions will be effective in remediating the material weaknesses, and we continue to devote significant time and attention to these efforts. In addition, the material weaknesses will not be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weaknesses above are not remediated as of September 30, 2022.

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
ITEM 1A. RISK FACTORS
Reference is made to the information disclosed under Part I, Item 1A - "Risk Factors" in our 2021 Form 10-K, which contains a detailed discussion of certain risk factors that could materially adversely affect the Company's business, operating results or financial condition. There are no material changes to the risk factors previously disclosed, nor has the Company identified any previously undisclosed risks that could materially adversely affect the Company's business, operating results or financial condition.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
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

a.k.a. Brands Holding Corp.

Date: November 10, 2022	By:	/s/ Ciaran Long
	Name:	Ciaran Long
	Title:	Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)