Form 10-K
period 2022-12-31
A.K.A. BRANDS HOLDING CORP.
filed 2023-03-09
CIK 1865107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________________________________
FORM 10-K
__________________________________________________________________________________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates of a.k.a. Brands on June 30, 2022, was approximately $30,668,010 based on the closing price of the shares on the New York Stock Exchange on such date.
As of March 6, 2023, the registrant had 129,057,758 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for its 2023 Annual Meeting of Stockholders (“Proxy Statement”), to be filed within 120 days of the registrant's fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

a.k.a. BRANDS HOLDING CORP.
FORM 10-K

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including the sections entitled “Business,” “Legal Proceedings,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, or that describe our plans, goals, intentions, objectives, strategies, expectations, beliefs and assumptions, are forward-looking statements. The words “believe,” “may,” “might,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “project,” “plan,” “objective,” “could,” “would,” “should” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. We caution that the forward-looking statements in this Annual Report on Form 10-K are subject to a number of known and unknown risks, uncertainties and assumptions that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.
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

PART I
Unless the context indicates otherwise, references in this Annual Report on Form 10-K to “a.k.a.,” “a.k.a. Brands,” the “Company” or “company,” “we,” “our” and “us” mean a.k.a. Brands Holding Corp. and its subsidiaries.
ITEM 1. BUSINESS
Our Vision
To be the global leader in fashion for the next generation of consumers through a portfolio of the most innovative brands.
Who We Are
a.k.a. Brands (“a.k.a.”) is an accelerator of fashion brands for the next generation. We target and acquire high-potential brands that we believe are at a pivotal point in their growth trajectory that we can integrate into our operating model and accelerate their growth. Leveraging our proven track record, industry expertise and operational synergies, we believe our brands can grow faster, reach broader audiences, achieve greater scale and enhance their profitability. We believe we are disrupting the status quo and pioneering a new approach to fashion.
Through our portfolio of next-generation global brands, we reach a broad audience across accessible price points and varied styles. Our current brands share a common focus on Millennial and Gen Z consumers who seek fashion inspiration on social media and primarily shop online. Nimble by design, our innovative brands are customer-centric and have authentic and engaging relationships with their target audiences through highly relevant social content and other digital marketing strategies. Leveraging innovative, data-driven insights, our brands introduce fresh content and high-quality merchandise daily. Our operating model accelerates the growth and profitability of our existing brands, and we aim to continue expanding our portfolio. Simply put, our brands are better together.
We believe we are differentiated by our ability to attract and retain a wide range of Millennial and Gen Z consumers through authentic brand messaging and curated, on-trend fashion. In 2022, across a.k.a. Brands, we grew our active customer base by 2.7% from 2021, who placed 13.8% more orders compared to 2021, and had a low sales return ratio of approximately 16.6% of net sales.
We believe our robust growth and profitability validate our business approach and asset-light business model. We achieved $611.7 million in net sales and adjusted EBITDA of $31.9 million in 2022.
Our Brands
a.k.a. Brands currently consists of four brands: two women’s brands, Princess Polly and Petal & Pup, and two streetwear brands, Culture Kings and mnml. The Company owned Rebdolls, a brand that the Company purchased in December 2019, throughout all of 2022, but subsequently sold in February 2023 back to its founder. While the Company believed in Rebdolls’ long-term success, the brand was below the scale that would allow it to experience the full potential of the a.k.a. Brands platform.
Princess Polly
Founded in Australia in 2010, Princess Polly joined a.k.a. Brands in July 2018. With a tagline of “Wear It This Weekend,” Princess Polly focuses on providing fun dresses, tops, shoes and accessories with body-confident and trendy fashion designs. The brand operates predominantly online and targets female customers between the ages of 15 and 25, who value the brand’s high quality assortment, compelling price points and free and fast shipping. Princess Polly customers are inspired by the brands’ constant stream of inspirational social media content and the fresh, new and affordable merchandise arriving daily. Since joining a.k.a. Brands, Princess Polly has experienced rapid growth and increasing brand awareness in the United States.
Petal & Pup
Founded in Australia in 2015, Petal & Pup joined a.k.a. Brands in August 2019. The brand operates exclusively online and offers an assortment of trendy, flattering, feminine styles and dresses for special occasions. The brand targets female customers typically in their twenties or thirties, with more than 70% of customers between the ages of 25 and 34. In 2019, Petal & Pup expanded to the United States, which is now its fastest growing geography.

Culture Kings
Founded in Australia in 2008, Culture Kings joined a.k.a. Brands in March 2021. Culture Kings is a premium multi-channel retailer of streetwear apparel, footwear, headwear and accessories. The brand offers its customers a curated assortment from over one hundred leading third-party streetwear brands, as well as a large and growing portfolio of in-house designed brands and exclusive products that embody the relationship between music, sports, art and fashion. The brand targets male consumers between the ages of 18 and 35 who are fashion conscious, highly social and digitally focused. More than 50% of Culture Kings’ products are exclusive and approximately 76% of its sales are made online. Culture Kings engages with customers through a combination of compelling online and offline marketing strategies that leverage the latest in music, fashion, art and celebrities to create brand hype and product excitement.
The brand operates eight experiential concept stores in major cities in Australia and New Zealand, and opened its first U.S. store in Las Vegas in November 2022. These stores serve as a powerful customer acquisition tool, and provide customers a unique and immersive brand experience. The stores feature engaging in-store designs and product displays, storefronts designed by best-in-class graffiti artists, exclusive product releases including promotional products only available in-store and event-driven in-store activations. The stores host a variety of public events and creative activities designed to instill feelings and emotions of excitement such as sneaker vending machines, basketball shooting competitions, live DJ sessions and appearances of global celebrities and tastemakers, including athletes and on-trend music artists. The brand creates digital content based on the events and activities in-store and publishes them online, generating further hype on social media. The unique in-store experience generates excitement and anticipation, driving demand and traffic online and offline, and creating customer affiliation with the Culture Kings brands, not just the products sold.
mnml
Founded in Los Angeles in 2016, mnml joined a.k.a. Brands in October 2021. mnml is a men’s streetwear brand that designs premier, fashion forward apparel, with an emphasis on bottoms, at affordable prices. As an early mover in the direct-to-consumer streetwear segment, mnml has created powerful brand recognition and is an established destination for modern wardrobe staples, current trends and highly sought-after styles. The brand has developed a data-driven merchandising model to bring quality, on-trend fashion to customers faster and at an accessible price point. mnml’s authentic social media marketing strategy, highlighted by its more than one million followers across social platforms, drives efficient customer acquisition and strong brand loyalty. In 2022, Culture Kings began to sell mnml on Culture Kings’ website and in their stores in Australia and the U.S.
Our Operating Model
Data-Driven Merchandising with High Penetration of Exclusive High-Quality Fashion
Our brands aim to deliver constant newness and excitement by creating and curating on-trend and affordable fashion. We utilize real-time data and consumer insights to identify the latest trends and work with our global sourcing network to quickly bring new, high-quality products to market. Our women’s brands merchandise is purchased using our agile “test-and-repeat” merchandising model, which enables us to quickly react to customer demand and test product appeal without taking large initial inventory positions, yet still capture in-season demand. This model ensures that our merchandise is always on-trend and customer-led, with minimal inventory risk because we only replenish the styles that our customers show us that they like.
Our brands’ compelling merchandising strategy is anchored by a high proportion of exclusive styles that cannot be found elsewhere. Our women’s brands sell mostly exclusive styles and the majority of our streetwear styles are either exclusive in-house designed Culture Kings brands or exclusive styles from leading third party brands. Our customers’ satisfaction with the fit, quality, affordability and exclusivity of our styles is further reflected in our sales return rates across our brands, which was well below industry average in 2022 at approximately 16.6% of net sales.

We Efficiently Acquire Customers Through Authentic Content and Innovative, Measurable Marketing
Our brands engage with customers by releasing a stream of inspiring digital content at high frequency across multiple channels where we know our customers are. We believe our content-rich narrative and authentic brand messaging drives organic traffic to our websites, efficiently generating demand, enhancing connectivity with customers and amplifying our brand communities. Our brands constantly innovate their marketing strategies and reach their customers organically across all channels including social media, paid performance and innovative in-house channels. Core to our marketing strategy is the use of social media influencers, and we maintain relationships with approximately 25,000 influencers globally and utilize them to test and launch new products, gather customer feedback, increase brand awareness and acquire new customers in a cost-effective manner. In 2022, across a.k.a. Brands, we had nearly 10.0 million followers on social media and served more than 3.8 million active customers. In addition to social media marketing, we also tested live video shopping events and increased our penetration of SMS text message marketing in 2022.
Our Operating Model Creates Value by Driving Synergies Across the Portfolio
Our brands operate independently but have access to resources, guidance and vendors at the a.k.a. Brands level. We believe this model balances scale-enabled cost savings with operational flexibility, facilitates low-risk innovation and accommodates the needs of our brands at various stages of growth. Our operating model is designed to provide collective advantages and accelerate profitable growth in both existing and new markets and allows us to manage the brands at a portfolio level.
Flexible Technology Stack and Operations
Our brands leverage a broad network of third-party service and technology providers, which allows us to implement the latest capabilities with limited upfront investment and quickly adopt innovations in the market. We utilize a combination of owned and third-party logistics and fulfillment assets and third-party technology partners, creating flexibility to support our high-growth brands with fast and efficient fulfillment and shipping. We customize our approach for each brand to allow for optimization and tailored growth tools, which sets us apart from other centralized platforms. For example, while we maintain a network of proven vendors across the portfolio, we allow our brands to take a custom approach to which vendors they use. Therefore, there is minimal operational disruption when we acquire new brands given our flexible operations approach. Additionally, given our scale, we negotiate favorable rates with our vendors, providing our brands with attractive terms and enhancing overall profitability.
Deep Industry Expertise
Our brands have access to our highly-skilled leadership team, each of whom has a proven track-record and years of experience building and scaling successful eCommerce businesses. We have deep expertise in the business of fashion, and we support our brands so they can focus on customer-facing priorities such as branding, merchandising and maintaining an authentic connection with customers.
Innovation Hub and Knowledge Sharing
We enable and encourage a network of cross-brand learnings to advance innovation and promote best practices – what accelerates profitable growth for one brand can accelerate profitable growth for others. Across our brands, we test and learn digital innovation and facilitate knowledge sharing and benchmarking of key performance metrics to improve growth, operational efficiency and profitability.
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
Our Growth Strategies
We believe our global next-generation fashion brands are disrupting categories with strong fundamental growth and capitalizing on long-term global secular tailwinds. We intend to execute the following strategies to expand our business and gain market share:

Grow Our Brands Organically in Our Existing Markets and Channels
Grow Brand Awareness and Acquire New Customers Through Omni-Channel Expansion
We believe our brands are underpenetrated in the markets in which they operate. We think there is a significant opportunity to grow awareness of our brands due to the continued secular shift to eCommerce, as well as the strength of our data-driven marketing model. We intend to efficiently acquire new customers through continued investment in our content creation and social media capabilities, as well as through our network of approximately 25,000 influencers. Through continued investment in these initiatives, we believe we will be able to further appeal to our core demographic of Millennial and Gen Z consumers and increase our market share.
While our brands primarily operate direct to consumer and are digitally native, to further build brand awareness, we expect to test select omnichannel experiences in 2023. We recently announced that we expect to partner on select wholesale engagements to expand our brands’ visibility in key retailers that we know our customers love. We also believe that stores are important drivers of brand awareness given the success of the experiential Culture Kings stores in Australia, New Zealand and Las Vegas, and we recently committed to opening a Princess Polly store in 2023 to further build brand awareness. We believe we are building stores of the future that are experiential in nature and bring the brand to life through events and in-store activations.
Expand Product Categories and Offerings
We believe our brands are well positioned to grow by expanding product styles and entering new categories that are complementary to our brands’ current offerings. Our brands aim to identify trends and evaluate opportunities leveraging digital capabilities, data-driven insights and a test-and-repeat merchandising model. We believe our brands have a significant opportunity to expand product ranges, increase average order value and broaden customer reach. For example, Princess Polly launched their extended size collection, Curve, and expanded upon their sustainably-made Low Impact assortment in 2022. Additionally, in December of 2021, we acquired a print shop in California to create exclusive printed tees for our brands. In 2022, Culture Kings expanded their licensed business of printed tees and Princess Polly and mnml recently began using the facility to create printed tees. We intend to continue to increase our mix of owned brands and exclusive offerings, which we believe generate higher margins and drive traffic to our websites.
Increase Loyalty and Wallet Share
We intend to deepen customer relationships to improve customer retention and increase wallet share. We aim to achieve this by enhancing our user experience, improving engagement, refining our customer segmentation, increasing personalization, launching loyalty programs across our brands and constantly introducing new styles, designer collaborations and exclusive items. Our authentic content and steady stream of new styles encourages deep connections with new and existing customers, resulting in an attractive customer lifetime value.
Grow Internationally
We intend to leverage the strength of our brands and our ability to connect with customers to expand into new international markets beyond our core U.S. and Australian markets. Net sales to customers outside of the U.S. and Australia was $71.8 million across 184 countries and territories and represented 12% of total sales in 2022.
We will continue to target markets that demonstrate strong social and digital media usage. As part of our long-term strategy, we have identified several markets in which we believe we can introduce one or more of our brands in the future, such as expanding Culture Kings in Korea and Japan and Princess Polly in Canada, Europe and the U.K. Additionally, we plan to enter into key markets through strategic wholesale partnerships. We believe our experience growing the Princess Polly and Petal & Pup brands in the U.S. creates a proven roadmap to help us introduce our brands globally.
Grow Through Acquisitions
We employ a corporate development team dedicated to the identification, evaluation and acquisition of brands, and we maintain a strong pipeline of potential targets which typically includes multiple acquisition opportunities at differing stages of evaluation.
We seek next-generation brands with strong customer followings and a proven track record of operating profitably but need help scaling to further accelerate their growth. We look for talented and passionate teams who have proven abilities to leverage data, technology and content to grow. We seek asset-light brands that have the potential to benefit from the a.k.a. expertise and resources. We look for brands with similar operating and financial characteristics as our existing brands. We are continuously evaluating opportunities for such acquisitions.

Continue to Drive Efficiencies
As we continue to scale organically and through acquisitions, we aim to improve operational performance across our portfolio and enhance profitability. We will also look for ways to reduce our input costs by leveraging our collective scale to negotiate improved terms with suppliers and vendors, including for raw materials, freight and shipping. As our brands grow and gain scale, we intend to invest in automation and process improvement within our operations to drive lower variable costs and improved profitability.
Our Industry
We primarily operate in the large and growing global apparel, footwear and accessories industry. According to Statista, a platform specialized in market and consumer data, the global apparel market grew to $1.5 trillion in 2021 and the global footwear market was valued at $382 billion in 2022. Although 2021 and 2022 retail sales were negatively impacted by the COVID-19 pandemic and macro-economic factors, the global apparel and footwear market is expected to grow at a CAGR of 12.8% between 2023 to 2028. Though we ship our products globally, we operate primarily in two geographies: the U.S. and Australia. The U.S. had the largest apparel market of any country, expecting to grow to an estimated $343 billion in 2023 and grow at a 2.0% CAGR from 2023 to 2027. The Australian apparel market is expecting to grow to an estimated $20 billion in 2023 and grow at a 2.0% CAGR from 2023 to 2027. We believe the key factors driving growth within the global apparel, footwear and accessories industry include favorable demographic trends and desire for constant newness.
Apparel, Footwear and Accessories Shopping Has Been Growing Online
Consumers are increasingly turning to online channels to make purchases, driven by the growing Millennial and Gen Z populations and the increasing influence of social and digital media channels. According to BigCommerce, the U.S. online apparel, footwear and accessories market was valued at approximately $180 billion in 2021, and is expected to have reached $205 billion in 2022.
Digital-Savvy Millennial and Gen Z Consumers Seeking the Next-Generation Shopping Experience
According to data from the United Nations, Millennial and Gen Z consumers, our primary target demographic today, account for 23% and 32% of the global population, respectively, making them a large and growing demographic group with significant economic influence. In addition, in the U.S., a content consumption study found that Millennials are the biggest users of social media with as many as 84% using at least one social network, while Gen Z consumers are the most digitally native with 98% of them owning a smartphone and spending an average of four hours on apps each day.
Technology Infrastructure
Our brands are built on a modern, flexible and scalable technology infrastructure which leverages a broad network of best-in-class, third-party technology providers. We then combine that customized presentation layer with the backend engine from Shopify, which is a proven and industry leading eCommerce solution. By pairing our own in-house technology with cloud software, we have been able to create a differentiated user experience that we can adjust as necessary while also leveraging engineering talent from some of the best SaaS companies in the world to scale rapidly and efficiently. Our cloud-based, SaaS native strategy allows us to adopt innovative, dynamic technology and capabilities with limited upfront investment and nimbly adopt market-leading technologies as they are introduced. We consider this to be a key differentiating factor compared to traditional retail proprietary technology stacks and for which switching to a more agile cloud-based SaaS solution could be too costly and risky.
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
Sourcing
We source our products from a network of international suppliers. Our supplier base included 311 suppliers across 10 different countries as of December 31, 2022.

We have strong long-term relationships with our manufacturers, but we do not have any long-term commitments requiring us to purchase minimum volumes from any supplier or manufacturer. We seek to leverage our collective scale and use the same suppliers for our brands, where possible, in order to obtain more favorable terms from our suppliers. Our network of third party suppliers allows us to be capital efficient and nimble, giving us the ability to move new designs we receive from our suppliers into production and then into inventory in as few as 30 to 45 days for the majority of our inventory, as compared to up to nine months for traditional apparel brands.
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
Attracting, motivating and retaining passionate talent at all levels is vital to continuing our success. We actively look for talented people across multiple geographies and promote a “work from anywhere” approach, which allows us to maintain a lean physical footprint and employ offices as team collaboration hubs. We continuously work to improve the team member experience to drive retention and engagement. None of our employees are represented by a labor union or covered by a collective bargaining agreement. While each of our brands celebrates its own unique culture and brand values, we collectively embrace a next-generation mindset:
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
As of December 31, 2022, across a.k.a. Brands, we had more than 1,000 full- and part-time employees. The majority of our workforce is located in Australia, with the remaining employees located throughout the United States. On a limited basis, we may use temporary personnel to supplement our workforce as business needs arise.
Sustainability and Responsible Fashion
a.k.a. Brands promotes sustainable, responsible and inclusive fashion and does so by focusing on four key areas: ethical sourcing, sustainability, environment and equality & community.
Ethical Sourcing
We aim to promote a safe and respectful environment for workers who make our products and protect their human rights. For example, in 2022, Princess Polly maintained valid ethical manufacturing audits for 100% of final stage production, or tier one production, and packaging production sites, while completing the tracing of 100% of their suppliers, or tier two supply chain. With global traveling reopening, Princess Polly was able to visit a significant number of sites in India and China, while also engaging an on-ground ethical sourcing resource in China. The suite of tools to support factory managers and empower workers has also been improved, piloting e-learning for managers and grievance hotlines accessible to workers. Princess Polly is the leader on ethical sourcing in our portfolio and amongst their digitally native brand peers, and we will leverage their best practices and apply them to the rest of our portfolio. We are devoted to making continual progress towards our commitments and being transparent along the way.

Sustainability
We are making on-trend fashion more sustainable and accessible to everyone by transitioning our products to be made with lower environmental impact. Presently, 20% of Princess Polly’s product range is made from verified lower-impact materials, including organic, recycled, water-based or forest-friendly alternatives to conventional materials. Princess Polly has also introduced recycled nylon basics and recycled sequin party styles. We are aiming to have over 40% of our products made with lower-impact materials by the end of 2023.
Environment
We are committed to protecting the planet by promoting circularity and improving the environmental impact of our packaging, business operations and factories. Our business model limits the planetary burden of overproduction. Our real-time, demand-driven and automated ordering system allows production to track demand as accurately as possible. This high velocity, low waste strategy allows us to avoid unnecessary production. As members of the United Nations Fashion Industry Charter for Climate Action, Princess Polly committed to setting science-based targets inline with a 1.5 degree temperature rise. Princess Polly also reduced the absolute impact of their upstream transport by 41% from 2021, and offset all emissions from global facilities. Princess Polly is aiming to be carbon neutral by 2030.
Equality & Community
We are committed to instilling an inclusive culture and promoting diversity across our brands. As such, we aim to represent the diversity of our customers in our marketing and offer the right product to serve their unique demand. Our brands Culture Kings and mnml both address men’s fashion, both of which are traditionally underserved yet fast-growing markets. 56% of Culture Kings’ customers are men.
Competition
The online and offline retail markets generally are highly competitive and rapidly evolving. We face significant competition from eCommerce websites, including apparel- and accessories-oriented eCommerce websites as well as the eCommerce websites of traditional retailers. We also face competition from direct-from-manufacturer retailers and in-person stores and boutiques, including traditional retailers and fashion boutiques.
We compete based on product selection, differentiation, exclusivity, brand quality and strength of customer relationships, relevance, convenience, ease of use and consumer experience, including order fulfillment and shipping timelines. We believe we compete favorably across these factors taken as a whole.
Seasonality
Historically, we have achieved our largest quarterly revenues in the fourth fiscal quarter. However, as our expansion into the U.S. market continues, our quarterly revenues are less concentrated in the fourth fiscal quarter. In fiscal year 2022, our net revenues in the first, second, third and fourth quarters represented 24%, 26%, 25% and 24%, respectively, of our total net sales for the year. In fiscal year 2021, our net revenues in the first, second, third and fourth quarters represented 12%, 27%, 29% and 32%, respectively, of our total net sales for the year.
Intellectual Property
We primarily protect our intellectual property through the trademark, copyright and trade secret laws of Australia and the United States. As of December 31, 2022, we owned approximately 496 trademark registration and approximately 83 Internet domain names. Although we have not sought copyright registration for our technology or works to date, we rely on common law copyright and trade secret protections in relation to our proprietary technology, products and the content displayed on our websites, including our photography and fabric prints that we design. Our trademarks, including domain names, are material to our business and brand identity.
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
Summary of Risk Factors
The following summarizes some of the key risks and uncertainties that could materially adversely affect us. This summary should be read together with the more detailed description of each risk factor below.
•Economic downturns and market conditions could materially adversely affect our business, operating results, financial condition and growth prospects;
•Changes in the political and economic policies of the Chinese government or in relations between China and the United States may materially and adversely affect our business, financial condition, results of operations and the market price of our common stock;
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
•Increases in labor costs, including wages, and fluctuations in the price, availability and quality of raw materials and finished goods could adversely affect our business, financial condition and results of operations;
•Changes in laws or regulations relating to data privacy and security that are applied adversely to us may have a material adverse effect on our reputation, results of operations, financial condition and cash flows;
•Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results or financial condition; and
•We face risks related to our debt covenants if we fail to generate sufficient cash flow to service our debt.

Risks Relating to Our Business and Strategy
Economic downturns and market conditions beyond our control, including periods of inflation, could materially adversely affect our business, operating results, financial condition and prospects.
Our business depends on global economic conditions and their impact on consumer discretionary spending. Some of the factors that may negatively influence consumer spending include inflationary pressure; high levels of unemployment; higher consumer debt levels; reductions in net worth; declines in asset values and related market uncertainty; home foreclosures and reductions in home values; fluctuating interest rates and credit availability; fluctuating fuel and other energy costs; fluctuating commodity prices; and general uncertainty regarding the overall future political and economic environment. Global economic conditions may continue to be uncertain, and the potential impacts of increasing inflation in the United States—our largest market—remain unknown, making trends in consumer demand unpredictable. Inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, shipping costs, supply shortages, increased costs of labor, weakening exchange rates and other similar effects. As a result of inflation, we have experienced and may continue to experience cost increases. In addition, adverse economic and market conditions, including a potential recession, may negatively impact market sentiment, decreasing the demand for apparel, which would adversely affect our operating income and results of operations. All of these factors have contributed, and may continue to contribute, to reduced orders, increased merchandise returns, lower net sales, lower gross margins, reduced effectiveness of marketing and increased inventories. If we are unable to take effective measures in a timely manner to mitigate the impact of the inflation as well as a potential recession, our business, financial condition and results of operations could be adversely affected.
Consumer purchases of discretionary items, including the merchandise that we offer, generally decline during recessionary periods, periods of inflation or periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence. Economic downturns or unstable market conditions may also cause customers to decrease their budgets, which could reduce their spending on our products and adversely affect our business, financial condition and results of operations. Economic conditions in certain regions may also be affected by natural disasters, such as hurricanes, tropical storms, earthquakes and wildfires; public health crises; and other major unforeseen events. As we explore new countries to expand our business, economic downturns or unstable market conditions in any of those countries could result in our investments not yielding the returns we anticipate.
Because our third-party suppliers and manufacturers are primarily based in China, in addition to the risks inherent in doing business in China, changes in the political and economic policies of the Chinese government or in relations between China and the United States may materially and adversely affect our business, financial condition, results of operations and the market price of our common stock.
We use third-party suppliers and manufacturers based primarily in China. We use only a limited number of suppliers and we may have greater risks than our peers due to the concentration of our suppliers and manufacturers in China. This sourcing concentration increases our dependence of these suppliers and exposes us to the risks of doing business in China, which means that our business, results of operations, financial condition and prospects may be influenced to a significant degree by economic, political, legal and social conditions in China or changes in government relations between China and the United States or other governments, including Australia. There is significant uncertainty about the future relationship between the United States and China with respect to taxation, trade policies, treaties, government regulations, import and export tariffs, custom duties, environmental regulations, intellectual property and other matters. China’s economy differs from the economies of developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources.
Further, with the rapid development of the Chinese economy, the cost of labor has increased and may continue to increase in the future. Our results of operations will be materially and adversely affected if the labor costs of our third-party suppliers increase significantly. In addition, our suppliers may not be able to find a sufficient number of qualified workers due to the intensely competitive and fluid market for skilled labor in China.
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
We have many initiatives in our marketing programs, particularly with regard to our websites, mobile applications and our social media presence. If our competitors increase their spending on marketing, if our marketing expenses increase, if our marketing becomes less effective than that of our competitors, or if we do not adequately leverage technology and data analytics capabilities needed to generate concise competitive insight, we could experience a material adverse effect on our results of operations. Among other factors, (1) a failure to sufficiently innovate or maintain effective marketing strategies and (2) U.S. and foreign laws and regulations that make it more difficult or costly to digitally market, such as the European Union General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act of 2018 (“CCPA”), may adversely impact our ability to maintain brand relevance and drive increased sales. See “—Risks Relating to Law and Regulation—Changes in laws or regulations relating to data privacy and security, or any actual or perceived failure by us to comply with such laws and regulations, or contractual or other obligations relating to data privacy and security, could lead to government enforcement actions (which could include civil or criminal penalties), private litigation or adverse publicity and could have a material adverse effect on our reputation, results of operations, financial condition and cash flows.”
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
Our business requires us to manage a large volume of inventory, including precise quantities across a large number of different products, effectively. We add new apparel, footwear and accessories styles to our sites every week, and we depend on our forecasts of demand to make purchasing decisions and manage our inventory of stock-keeping units, or SKUs. Demand for products, however, can change significantly between the time inventory is ordered and the date of sale. Demand may be affected by, among other things, new trends, seasonality, new product launches, rapid changes in product cycles and pricing, product defects, promotions, changes in consumer spending patterns, changes in consumer tastes with respect to our products and other factors, including adverse macroeconomic conditions such as inflation, political instability and social unrest. Our customers may not purchase products in the quantities that we expect.
It may be difficult to accurately forecast demand and determine appropriate levels of product. We generally do not have the right to return unsold products to our suppliers. In addition, Culture Kings, whose inventory includes third-party products, may not be able to adjust its inventory rapidly. If we fail to manage our inventory effectively or negotiate favorable credit terms with third-party suppliers, we may be subject to a heightened risk of inventory obsolescence, a decline in inventory values and significant inventory write-downs or write-offs. In addition, if we are required to lower sale prices in order to reduce inventory levels or to pay higher prices to our suppliers, our profit margins may be negatively affected. Any failure to manage brand expansion or accurately forecast demand for brands could adversely affect our growth and our margins.
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
Our business depends upon sales of third-party merchandise, and our inability to procure sufficient quantities of third-party merchandise on favorable terms or at all could materially adversely affect our business, operating results and growth prospects.
Our profitability relies in part upon sales of third-party merchandise. Third-party merchandise may not continue to be available in sufficient quantities to meet our customers’ demand or at all or priced appropriately for us to continue to resell, including as a result of third-party brands increasingly limiting wholesale distribution and shifting to selling directly to consumers. Our reliance on third-party merchandise may heighten the risks we face with respect to inventory procurement, including supply chain challenges, relationships with suppliers, accounts receivable and related potential impairment charges. Failure to adequately address these and other risks and challenges relating to our third-party merchandise may harm our relationship with suppliers, consumers and merchants and adversely affect our business, operating results and growth prospects.
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
We are constantly evaluating opportunities for such acquisitions in both the near- and long-term. We are not party to any definitive agreements in respect of any such acquisition targets, but it is possible discussions relating to one or more of these potential acquisitions could advance and it is possible we could sign or complete any such transactions shortly after we complete this filing. We cannot assure you that we will become a party to any definitive agreements to consummate a transaction, or that if we do become a party to such agreements that we will be able to close the transactions and acquire the relevant target company.
In order to fund future acquisitions or investments, we expect to issue additional equity securities, spend our cash or incur debt, which may only be available on unfavorable terms, if at all. Any such financing to fund future acquisitions or investments may change our leverage profile, potentially significantly.
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
Finally, any acquisitions we do make may cause large one-time expenses or create goodwill or other intangible assets that could result in significant impairment charges, such as the recent impairment charges related to the Culture Kings and Rebdolls reporting unit goodwill (see Note 6, “Goodwill,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K). We also make certain estimates and assumptions in order to determine purchase price allocation and estimate the fair value of assets acquired and liabilities assumed. If our estimates or assumptions used to value these assets and liabilities are not accurate, we may be exposed to losses that may be material.
We may not succeed in our growth strategy.
One of our key strategic objectives is growth, which we pursue organically and through acquisitions. In particular, we seek to grow by attracting new fashion brands to our platform, winning new customers to expand our market share, marketing our brands in new regions, building on economies of scale, leveraging our supply chain and information technology capabilities across our company, expanding our direct-to-consumer business and growing our eCommerce business. However, we may not be successful in growing our business. For example:
•we may have difficulty growing our brands as demand falls in a challenging macroeconomic environment;
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
•we may not be able to manage our growth effectively, adapt our business model or develop relationships with customers or successfully operate our Culture Kings brick-and-mortar stores, including our first flagship U.S. Culture Kings store in Las Vegas, which exposes us to premises liability, such as slip and falls, and may subject us to greater potential labor union activity;
•we may not be successful in securing wholesale partnerships or securing favorable terms;
•we may not successfully identify the correct markets in which to open retail stores for our brands;
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
We are also required to manage numerous relationships with various suppliers, vendors and other third parties. Changes in our suppliers, vendor base, distribution centers, information technology systems or internal controls and procedures may not be adequate to support our operations. If we are unable to manage the growth of our organization effectively, our business, financial condition and operating results may be adversely affected. If we fail to continue to develop and grow our business, our financial condition and results of operations may be materially adversely affected.
Our growth plan contemplates expansion into new markets, and our efforts to expand may ultimately be unsuccessful.
Our growth plan includes introducing our brands globally, including in countries and regions where we have no or limited operating experience. Expanding into new countries and regions involves significant risk, particularly if we have no experience in marketing, selling and engaging with customers in the market. For example, we recently opened our first U.S. flagship store for our brand, Culture Kings, in Las Vegas, Nevada. There is no guarantee that the success of a brand in Australia will translate to the success of that brand in other countries, such as the U.S. Our efforts to expand into new countries and regions could fail for many reasons, including our failure to accurately or timely identify apparel trends in new markets, different consumer demand dynamics and lack of acceptance of new offerings by existing or new users, our failure to promote the new markets effectively or negative publicity about us or our new markets. In addition, these initiatives may not drive increases in revenue, may require substantial investment and planning and may bring us more directly into competition with companies that are better established, operate more effectively or have greater resources than we do. There is additional complexity associated with local laws, tariffs and shipping logistics in new countries where our brands do not have an established presence. Expanding into new markets will require additional investment of time and resources of our management and personnel. If we are unable to cost-effectively expand into new countries and regions, then our growth prospects and competitive position may be harmed and our business, results of operations, and financial condition may suffer.
We face risks from our international business.
Our current growth strategy includes plans to expand our digital marketing and grow our eCommerce and retail presence internationally over the next several years. As we seek to expand internationally, we face competition from more established retail competitors. Consumer demand and behavior, as well as cultures, and tastes and purchasing trends, may differ, and as a result, sales of our merchandise may not be successful, or the margins on those sales may not be in line with our expectations. Our ability to conduct business internationally may be adversely impacted by geopolitical (such as the Russian invasion of Ukraine or relations between China and Taiwan), economic, and public health events, such as the COVID-19 pandemic, the manner in which governments respond to such events, as well as the global economy. Any challenges that we encounter as we expand internationally may divert financial, operational and managerial resources from our existing operations, which could adversely impact our financial condition and results of operations.

Shipping is a critical part of our business and any interruptions in, or increased costs of, shipping could adversely affect our operating results.
We currently rely on third-party vendors for our inbound and outbound customer freight. If we are not able to negotiate acceptable pricing and other terms with these vendors or they experience operational problems or other difficulties, our customers’ experience could be negatively impacted. For example, shipping delays could delay delivery of products to our customers and increase the time it takes to process customer returns. Our ability to receive inventory and ship merchandise to customers may be negatively affected by weather, fire, flood, power loss, earthquakes, public health crises such as the COVID-19 pandemic, labor disputes, acts of war or terrorism, port closures, import and export tariffs, complex local laws and other factors. As a result of COVID-19 and other macroeconomic conditions, in 2021, we experienced meaningful delays and unpredictability with sea freight transportation, resulting in increased reliance on air freight transportation. Although we were able to begin using more sea freight transportation during 2022, we expect continued volatility in demand and prices for shipping services. While we have been able to offset increased shipping prices in the past to some extent, there can be no assurance that we will continue to be able to do so, or that prices for shipping services will not increase to a level that does not permit us to do so. In the past, strikes at and closures of major international shipping ports have impacted our supply of inventory from our vendors. We are also subject to risks of damage or loss during delivery by our shipping vendors. If our merchandise is not delivered in a timely manner or is damaged or lost during the delivery process, our consumers could become dissatisfied and cease purchasing our products, which would adversely affect our business and operating results.
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
We use third-party social media platforms as, among other things, marketing tools. For example, our brands maintain Instagram, Facebook, YouTube, SnapChat and TikTok accounts. We also maintain relationships with many social media influencers and engage in sponsorship initiatives. As existing eCommerce and social media platforms continue to rapidly evolve and new platforms develop, we must continue to maintain a presence on these platforms and establish presences on new or emerging popular social media platforms. If we are unable to cost-effectively use social media platforms as marketing tools or if the social media platforms we use change their policies or algorithms, we may not be able to fully optimize such platforms, and our ability to maintain and acquire customers and our financial condition may suffer. Furthermore, as laws, regulations, policies governing platforms and public opinion rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees, our network of social media influencers or third parties acting at our direction to abide by applicable laws, regulations and policies in the use of these platforms and devices or otherwise could subject us to regulatory investigations, class action lawsuits, liability, fines or other penalties and have a material adverse effect on our business, financial condition and operating results.
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
Negative commentary regarding us, our products or influencers who promote our brands and other third parties who are affiliated with us may also be posted on social media platforms and may be adverse to our reputation or business. Influencers with whom we maintain relationships could engage in behavior or use their platforms to communicate directly with our customers in a manner that reflects poorly on our brand and may be attributed to us or otherwise adversely affect us. Any such negative commentary could drive large-scale social movements against us, our products, or our brands and result in customer boycotts. It is not possible to prevent such behavior, and the precautions we take to detect this activity may not be effective in all cases. Consumers often value readily available information and may act on such information without further investigation and without regard to its accuracy. The harm may be immediate, without affording us an opportunity for redress or correction.
Our stock price has declined when our operating results have differed from our expectations or the expectations of securities analysts or investors.
We have failed, and in the future may fail, to achieve our projected results or to meet the expectations of securities analysts or investors. Failure to meet such projected results or expectations has resulted in significant stock price declines, which do not necessarily correlate with the shortfall in our financial performance. Our short operating history as a holding company with a portfolio of newly acquired brands, our continuing evolution as we acquire and integrate brands and enter new markets, and general macroeconomic conditions have negatively affected our ability to forecast our consolidated operating results. If our future operating results are below the expectations of securities analysts or investors, or below any financial guidance we may provide to the market, our stock price may further decline.
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
Our international businesses operate in functional currencies other than the U.S. dollar. A significant percentage of our total revenues (approximately 49% and 52% in 2022 and 2021, respectively) is derived from markets outside the U.S. Changes in currency exchange rates affect the U.S. dollar value of prices at which we purchase products and incur costs outside the U.S. In addition, for most of our brands, the majority of products are sourced from suppliers located in China. Changes in foreign currency exchange rates could have an adverse impact on our financial condition, results of operations and cash flows.
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
The effects of weather conditions, natural disasters or other unexpected events, including global health crises, such as the COVID-19 pandemic, may disrupt our operations and have a negative impact on our business.
The effects of global climate change, such as extreme weather conditions and natural disasters occurring more frequently or with more intense effects, or the occurrence of unexpected events including wildfires, tornadoes, hurricanes, earthquakes, floods, tsunamis and other severe hazards could adversely affect our business, financial condition, results of operations and cash flows. Extreme weather, natural disasters, power outages or other unexpected events could disrupt our operations by impacting the availability and cost of materials needed for manufacturing, causing physical damage and partial or complete closure of our manufacturing sites or distribution centers, loss of human capital, temporary or long-term disruption in the manufacturing and supply of products and services and disruption in our ability to deliver products and services to customers. These events and disruptions could also adversely affect our customers’ and suppliers’ financial condition or ability to operate, resulting in reduced customer demand, delays in payments received or supply chain disruptions. Further, these events and disruptions could increase insurance and other operating costs, including impacting our decisions regarding construction of new facilities to select areas less prone to climate change risks and natural disasters, which could result in indirect financial risks passed through the supply chain or other price modifications to our products and services.
The COVID-19 pandemic created significant volatility, uncertainty and economic disruption, both for our business (and many of customers and suppliers’ businesses) and the U.S. and global economy more generally. It has also, both directly and indirectly, led to significant operating challenges, including disruptions to our and our suppliers’ global supply chain and business operations, freight delays, increased labor shortages and logistical challenges. In response to the challenges presented by the COVID-19 pandemic, we modified our business practices, and may continue to be required to take further actions as required by the potential for new strains or outbreaks of the virus, additional government requirements or mandates or for any other reason that we may deem to be in the best interests of our employees, customers, suppliers or others in the communities in which we do business. The impact of the COVID-19 pandemic continues to evolve. Consequently, further adverse impacts on our business, financial condition, results of operations and cash flows may occur, and may also exacerbate other risks and uncertainties described herein this “Risk Factors” section or elsewhere in this Annual Report on Form 10-K.
If we fail to retain key personnel, including our executive officers and the founders of our brand, or attract additional qualified personnel, effectively manage succession or hire, develop, and motivate our employees, our business, financial condition, and operating results could be adversely affected.
Our success, including our ability to effectively anticipate and respond to changing style trends, depends in part on our ability to retain key personnel and attract additional qualified personnel for our executive team and on our merchandising, marketing and other teams.
We do not have long-term employment with any of our personnel, including our brand founders, and only have limited non-compete agreements for a term of fewer than three years. Senior employees, including our executive officers and the founders of our brands, have left us or taken medical absences in the past and others may leave us in the future, which we cannot necessarily anticipate and whom we may not be able to promptly replace. The loss or absence of one or more of our key personnel or the inability to promptly identify a suitable or temporary successor to a key role could have an adverse effect on our business. Further, if any of our brand founders or other key personnel leave to join or create competing brands, our business may suffer additional adverse consequences. We do not currently maintain key-person life insurance policies on any member of our senior management team or other key employees.

On March 9, 2023, we announced that Jill Ramsey, our Chief Executive Officer, and our Board determined that Ms. Ramsey would take time to work through unforeseen medical issues. The Board also appointed Ciaran Long, our Chief Financial Officer, to serve as acting Chief Executive Officer on an interim basis. Any failure to ensure effective transfer of knowledge and a smooth transition could impact our business strategy, our relations with investors, suppliers and customers and affect employee morale.
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
Increases in labor costs, fluctuations in wage rates and the price, availability and quality of raw materials and finished goods could increase costs and could adversely affect our business, financial condition and results of operations.
Labor is a significant portion of our cost structure and is subject to many external factors, including unemployment levels, prevailing wage rates, minimum wage laws, potential collective bargaining arrangements, health insurance costs and other insurance costs and changes in employment and labor legislation or other workplace regulation, including at the federal level and in California and a number of other states. As minimum wage rates increase or related laws and regulations change, we may need to increase not only the wage rates of our minimum wage employees, but also the wages paid to our other hourly or salaried employees. Any increase in the cost of our labor could have an adverse effect on our business, financial condition and results of operations or if we fail to pay such higher wages we could suffer increased employee turnover. Increases in labor costs could force us to increase prices, which could adversely impact our sales. If competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our profitability may decline and could have a material adverse effect on our business, financial condition and results of operations.
In addition, fluctuations in the price, availability and quality of fabrics, leather or other raw materials used by us in our manufactured products, or of purchased finished goods, could have a material adverse effect on our cost of goods sold or our ability to meet our customers’ demands. The prices we pay depend on demand and market prices for the raw materials used to produce them. The price and availability of such raw materials may fluctuate significantly, depending on many factors, including general economic conditions and demand, inflation, wage rates in China and other geographic areas where our suppliers are located, energy prices, weather patterns and public health issues. Increased demand for raw materials with a limited supply, such as sustainably harvested cotton, could negatively impact our ability to meet our customers’ demands for certain products. Similarly, a significant portion of our products are manufactured in China, and declines in the value of the U.S. dollar may result in higher reported procurement costs. In the future, we may not be able to offset cost increases with other cost reductions or efficiencies or to pass higher costs on to our customers. This could have a material adverse effect on our results of operations, liquidity and financial condition.

If we experience problems with our distribution and warehouse management systems, or if we do not successfully optimize, operate and manage the expansion of the capacity of our fulfillment centers, our ability to meet customer expectations, manage inventory, complete sales transactions and achieve objectives for operating efficiencies could be adversely affected.
In the U.S., we rely on fulfillment centers in California, which are operated by our third-party logistics provider, for all of our product distribution. Our fulfillment centers include computer-controlled and automated equipment and rely on a warehouse management system to manage supply chain fulfillment operations, which means their operations are complicated and may be subject to a number of risks related to cybersecurity, the proper operation of software and hardware, electronic or power interruptions or other system failures. In addition, because most of our U.S. fulfilled products are distributed from three primary fulfillment centers, our operations could also be interrupted by labor difficulties, or by floods, fires or other natural disasters near our fulfillment centers. We maintain business interruption insurance, but it may not adequately protect us from the adverse effects that could result from significant disruptions to our distribution system, such as the long-term loss of customers or an erosion of our brand image. Moreover, if we or our third-party logistics provider are unable to adequately staff our fulfillment centers to meet demand or if the cost of such staffing is higher than historical or projected costs due to mandated wage increases, regulatory changes, hazard pay, international expansion or other factors, our results of operations could be harmed. In addition, operating fulfillment centers comes with potential risks, such as workplace safety issues and employment claims for the failure or alleged failure to comply with labor laws or laws respecting union organizing activities. Our distribution capacity is also dependent on the timely performance of services by third parties, including the shipping of our products to and from our California distribution facilities. We may need to operate additional fulfillment centers in the future to keep pace with the growth of our business, and we cannot assure you that we will be able to locate suitable facilities on commercially acceptable terms in accordance with our expansion plans, nor can we assure you that we will be able to recruit qualified managerial and operational personnel to support our expansion plans.
We also anticipate the need to add fulfillment center capacity as our business continues to grow. If we add fulfillment and warehouse capabilities, add products categories with different fulfillment requirements or change the mix in products that we sell, our fulfillment network will become increasingly complex and operating it will become more challenging. The expansion of our fulfillment center capacity may put pressure on our managerial, financial, operational and other resources. We cannot assure you that we will be able to locate suitable facilities on commercially acceptable terms in accordance with our expansion plans, nor can we assure you that we will be able to recruit qualified managerial and operational personnel to support our expansion plans. In addition, we may be required to expand our capacity sooner than we anticipate. If we encounter problems with our distribution and warehouse management systems, or if we are unable to secure new facilities for the expansion of our fulfillment operations, recruit qualified personnel to support any such facilities or effectively control expansion-related expenses, our ability to meet customer expectations, manage inventory and fulfillment capacity, complete sales transactions, fulfill orders in a timely manner and achieve objectives for operating efficiencies could be adversely affected, which could also harm our reputation and our relationship with our customers.
Our brand depends in part on our ability to promote responsible fashion from an ethically- and sustainably-sourced supply chain. If we are unable to do so, damage to our brand and reputation could result or we may fail to expand our brand which would harm our business and results of operations.
Our customers and employees are increasingly focused on environmental, social and governance or “sustainability” practices. We will depend significantly on building and maintaining our brand and reputation for promoting responsible fashion from an ethically- and sustainably-sourced supply chain to attract customers and employees and grow our business. If we are unable, for instance, to prioritize transparency among our employees, appropriately enforce fair labor practices, obtain our materials from ethical and sustainable suppliers or reduce waste, our brand and reputation could be significantly impaired, which could adversely affect our business, results of operations and financial condition. Customer values could shift faster than we are able to adjust our merchandise proposition. For example, weather impacts from global warming could continue to intensify and fuel increased customer sentiment for apparel that is more sustainably produced. While we are increasing our mix of sustainable fabrics, it may not be fast enough to keep up with a rapidly shifting customer sentiment and value system that is being accelerated by the impacts of global warming. If we are unable to evolve with our customers’ and employees’ expectations and standards, our brand, reputation and customer and employee retention may be negatively impacted.

Our balance sheet includes a significant amount of intangible assets and goodwill. A decline in the fair value of an intangible asset or of a business unit could result in an asset impairment charge, such as the recent impairment charges related to the Culture Kings and Rebdolls reporting unit goodwill.
Our policy is to evaluate indefinite-lived intangible assets and goodwill for possible impairment as of the beginning of the fourth quarter of each year, or whenever events or changes in circumstances indicate that the fair value of such assets may be below their carrying amount. In addition, intangible assets that are being amortized are tested for impairment whenever events or circumstances indicate that their carrying value may not be recoverable. For these impairment tests, we use various valuation methods to estimate the fair value of our business units and intangible assets. If the fair value of an asset is less than its carrying value, we would recognize an impairment charge for the difference.
As part of the annual goodwill impairment test conducted in the fourth quarter of 2022, we determined that the carrying value of our Culture Kings and Rebdolls reporting units exceeded their fair values as of October 31, 2022, and recorded a total non-cash goodwill impairment charge of $173.8 million during the year ended December 31, 2022. The worsening economic trends in the fourth quarter of 2022, including continued inflation and rising interest rates, as well as unfavorable demand due to a gradual customer shift from primarily online shopping to a mix of online and physical store shopping led us to lower our forecasts and expectations for the Culture Kings and Rebdolls brands, driving the reduction in their fair values.
It is possible that we could have another impairment charge for goodwill or intangible assets in future periods if (i) overall economic conditions in fiscal 2023 or future years vary from our current assumptions (including changes in discount rates), (ii) business conditions or our strategies for a specific business unit change from our current assumptions, (iii) investors require higher rates of return on equity investments in the marketplace, or (iv) enterprise values of comparable publicly traded companies, or of actual sales transactions of comparable companies, were to decline, resulting in lower comparable multiples of revenues and earnings before interest, taxes, depreciation and amortization and, accordingly, lower implied values of goodwill and intangible assets. Any future impairment charge for goodwill or intangible assets could have a material effect on our consolidated financial position or results of operations.
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
In the U.S., various federal and state regulators, including governmental agencies like the Consumer Financial Protection Bureau and the Federal Trade Commission (“FTC”), have adopted, or are considering adopting, laws and regulations concerning personal information and data security and have prioritized privacy and information security violations for enforcement actions. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the CCPA, which increases privacy rights for California residents and imposes obligations on companies that process their personal information, went into effect on January 1, 2020. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers and provide such consumers new data protection and privacy rights, including the ability to opt-out of certain data sharing arrangements of personal information, and the ability to access and delete personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. We are also subject to international laws, regulations and standards in many jurisdictions, which apply broadly to the collection, use, retention, security, disclosure, transfer and other processing of personal information, such as GDPR.

Furthermore, in November 2020, California voters passed the California Privacy Rights Act of 2020 (“CPRA”). Effective beginning January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding California residents’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and CPRA. Other jurisdictions in the U.S. have also adopted or are proposing privacy and data security laws that are similar or more restrictive than the CCPA, CPRA and GDPR, including the Virginia Consumer Data Protection Act, which became effective on January 1, 2023, and the Colorado Privacy Act and the Utah Consumer Privacy Act, which were signed into law in July 2021 and March 2022, respectively, and will become effective in July 2023 and December 2023, respectively, further complicating the legal landscape. In addition, laws in all 50 U.S. states require businesses to provide notice to consumers whose personal information has been accessed or acquired as a result of a data breach, and, in some cases, provide notice to regulators. State laws are changing rapidly and there is discussion in Congress of a new comprehensive federal data privacy law to which we would become subject if it is enacted, which may add additional complexity, variation in requirements, restrictions and potential legal risks, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs or changes in business practices and policies.
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
We rely on a number of third-party suppliers and manufacturers to provide our products, including one supplier that represents approximately 13% of our purchase orders. Our suppliers may encounter problems for a variety of reasons, including adverse macroeconomic conditions, unanticipated demand from larger customers, equipment malfunction, environmental factors and public health emergencies, any of which could delay or impede their ability to meet our demand.
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
•difficulty locating and qualifying alternative suppliers, especially with respect to our 13% supplier;
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
Changes to U.S., Australian or international trade policy, tariff or import/export regulations or our failure to comply with such regulations may have a material adverse effect on our reputation, business, financial condition and results of operations.
Changes in U.S., Australian or international social, political, regulatory or economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories or countries where we currently sell our products or conduct our business, as well as any negative sentiment toward the U.S. or Australia as a result of such changes, could adversely affect our business. The U.S. and Australian governments have from time to time instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S. and Australia, economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S., Australia and other countries where we conduct our business. It may be time-consuming and expensive for us to alter our business operations in order to adapt to or comply with any such changes. New tariffs and other changes in U.S. and Australian trade policy have in the past and could continue to trigger retaliatory actions by affected countries, and certain foreign governments have instituted or could consider imposing retaliatory measures on certain U.S. and Australian goods. We, similar to many other multinational corporations, do a significant amount of business that would be impacted by changes to the trade policies of the U.S., Australia, and foreign countries (including governmental action related to tariffs, international trade agreements, or economic sanctions). Such changes have the potential to adversely impact the U.S. and Australian economy or certain sectors thereof, our industry and the global demand for our products, and as a result, could have a material adverse effect on our business, financial condition and results of operations.
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
We accept payments using a variety of methods, including credit card, debit card, credit accounts (including promotional financing), gift cards, direct debit from a customer’s bank account, consumer invoicing and physical bank check. For existing and future payment options we offer to our customers, we currently are subject to, and may become subject to additional, regulations and compliance requirements (including obligations to implement enhanced authentication processes that could result in significant costs and reduce the ease of use of our payments products), as well as fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We rely on third parties to provide certain payment methods and payment processing services, including the processing of credit cards, debit cards, electronic checks, cryptocurrencies, and promotional financing. In each case, it could disrupt our business if these companies become unwilling or unable to provide these services to us. We are also subject to payment card association operating rules, including data security rules, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. Failure to comply with these rules or requirements could result in our being liable for card issuing banks’ costs, subject to fines and higher transaction fees, and loss of our ability to accept credit and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments, and our business and operating results could be adversely affected.
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
We entered into a credit facility concurrently with the completion of our initial public offering (“IPO”) in 2021. Any indebtedness we may incur under our credit facility, or any other indebtedness we may incur in the future, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.
Our credit facility, or any future credit facility or other indebtedness we may enter into, may have important consequences, including:
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
Our level of indebtedness may place us at a competitive disadvantage to our competitors that are not as highly leveraged. Fluctuations in interest rates can increase borrowing costs. Increases in interest rates may directly impact the amount of interest we are required to pay and reduce earnings accordingly. In addition, developments in tax policy, such as the disallowance of tax deductions for interest paid on outstanding indebtedness, could have an adverse effect on our liquidity and our business, financial conditions and results of operations. Further, our credit facility will likely contain customary affirmative and negative covenants and certain restrictions on operations that could impose operating and financial limitations and restrictions on us, including restrictions on our ability to enter into particular transactions and to engage in other actions that we may believe are advisable or necessary for our business.
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
We may be able to incur significant additional indebtedness in the future. Although the financing documents that govern our credit facility contain restrictions on the incurrence of additional indebtedness and liens, these restrictions are subject to a number of important qualifications and exceptions, and the additional indebtedness and liens incurred in compliance with these restrictions could be substantial.
The financing documents that govern our credit facility permit us to incur certain additional indebtedness, including liabilities that do not constitute indebtedness as may be defined in such financing documents. We may also consider investments in joint ventures or acquisitions, which may increase our indebtedness. In addition, the financing documents that govern our credit facility do not restrict our Principal Stockholder from creating new holding companies that may be able to incur indebtedness without regard to the restrictions set forth in the financing documents governing our credit facility. If additional new debt is added to our currently anticipated indebtedness levels, the related risks that we face could intensify.
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
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or seek to restructure or refinance our indebtedness. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service obligations. The financing documents that govern our credit facility include certain restrictions on our ability to conduct asset sales and/or use the proceeds from asset sales for general corporate purposes. We may not be able to consummate these asset sales to raise capital or sell assets at prices and on terms that we believe are fair and any proceeds that we do receive may not be adequate to meet any debt service obligations then due. If we cannot meet our debt service obligations, the holders of our indebtedness may accelerate such indebtedness and, to the extent such indebtedness is secured, foreclose on our assets. In such an event, we may not have sufficient assets to repay all of our indebtedness.
The terms of the financing documents that govern our credit facility restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
The financing documents that govern our credit facility contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests, including restrictions on our ability to:
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
The restrictive covenants in the financing documents governing our credit facility require us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control.
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
As of March 6, 2023, Summit beneficially owned approximately 56.3% of our common stock which means that, based on its percentage voting power, Summit controls the vote of all matters submitted to a vote of our Board or stockholders, which enables it to control the election of the members of the Board and all other corporate decisions. In addition, our bylaws provide that Summit has the right to designate the Chairman of the Board for so long as it beneficially owns at least 30% of the voting power of the then outstanding shares of our common stock then entitled to vote generally in the election of directors. Even when it ceases to own shares of our common stock representing a majority of the total voting power, for so long as it continues to own a significant portion of our common stock, Summit will still be able to significantly influence the composition of our Board, including the right to designate the Chairman of our Board, and the approval of actions requiring stockholder approval. Accordingly, for such period of time, Summit will have significant influence with respect to our management, business plans, and policies, including the appointment and removal of our officers, decisions on whether to raise future capital and decisions on whether to amend our certificate of incorporation and bylaws, which govern the rights attached to our common stock. In particular, for so long as Summit continues to own a significant percentage of our common stock, Summit will be able to cause or prevent a change of control of us or a change in the composition of our Board, including the selection of the Chairman of our Board, and could preclude any unsolicited acquisition of us. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of us and ultimately might affect the market price of our common stock.
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
An active trading market for our common stock may not be sustained.
Although we have listed our common stock on the New York Stock Exchange (“NYSE”) under the symbol “AKA,” an active trading market for our shares may not be sustained. A public trading market having the desirable characteristics of depth, liquidity and orderliness depends upon the existence of willing buyers and sellers at any given time, such existence being dependent upon the individual decisions of buyers and sellers over which neither we nor any market maker has control. The failure of an active and liquid trading market to continue would likely have a material adverse effect on the value of our common stock. An inactive market may also impair our ability to raise capital to continue to fund operations by issuing shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

Our stock price has been volatile, and the market price of our common stock may drop below the price you pay.
Securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, has subjected the market price of our shares to wide price fluctuations regardless of our operating performance. The market price of our common stock may fluctuate significantly in response to a number of factors, many of which we cannot control, including those described under “—Risks Relating to Our Business and Strategy” and the following:
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
In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business, which could significantly harm our profitability and reputation.
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
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act (“SOX”), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of the end of the fiscal year that coincides with the filing of this Annual Report on Form 10-K. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We are required to disclose changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 of SOX until the date we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) if we take advantage of the exemptions contained in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.
As previously disclosed, we have two unremediated material weaknesses in the design and operation of our internal control over financial reporting initially identified in connection with the preparation of our financial statements for the fiscal years ended December 31, 2020 and 2019. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our evaluation was based on the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control — Integrated Framework (2013).

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
Since identifying these material weaknesses, we have been, and are currently in the process of, remediating each of them. Although we plan to complete the remediation process as quickly as possible for each material weakness, we cannot at this time estimate when the remediation will be completed.
We cannot assure you that the measures that we have taken, and that will be taken, to remediate our material weaknesses will, in fact, remedy the material weaknesses or will be sufficient to prevent future material weaknesses from occurring. We also cannot assure you that we have identified all of our existing material weaknesses. In addition, prior acquisitions, such as the Culture Kings acquisition, and future acquisitions may present challenges in implementing appropriate and effective internal controls. Any future material weaknesses in internal control over financial reporting could result in material misstatements in our financial statements.
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
It is possible that, had we and our independent registered public accounting firm performed a formal assessment of the effectiveness of our internal control over financial reporting in accordance with the provisions of SOX, additional material weaknesses may have been identified.
If either we are unable to conclude that we have effective internal controls over financial reporting or our independent registered public accounting firm is unable to provide us with an unqualified report on the effectiveness of our internal controls over financial reporting as required by Section 404(b) of SOX, investors may lose confidence in our reported financial information, the price of our common stock could decline and we may be subject to litigation or regulatory enforcement actions. In addition, if we are unable to meet the requirements of Section 404 of SOX, we may not be able to remain listed on the NYSE.
The requirements of being a public company with common stock listed on the NYSE will increase certain of our costs and require significant management focus.
As a public company, we incur legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and SOX, the listing requirements of NYSE and other applicable securities rules and regulations. Compliance with these rules and regulations continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.”
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
Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. Certain holders of approximately 117,496,642 shares of our common stock have the right to require us to register the sales of their shares under the Securities Act of 1933, as amended (the “Securities Act”), under the terms of a registration right agreement between us and the holders of these securities.
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
We are an “emerging growth company,” as defined in the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, (1) not being required to comply with the auditor attestation requirements of Section 404(b) of SOX, (2) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (3) exemptions from the requirements of holding a non-binding advisory vote on executive compensation and of stockholder approval of any golden parachute payments not previously approved. If we choose not to comply with the auditor attestation requirements of Section 404 of SOX, our auditors will not be required to attest to the effectiveness of our internal controls over financial reporting. As a result, investors may become less comfortable with the effectiveness of our internal controls and the risk that material weaknesses or other deficiencies in our internal control go undetected may increase. If we choose to provide reduced disclosures in our periodic reports and proxy statements while we are an emerging growth company, investors would have access to less information and analysis about our executive compensation, which may make it difficult for investors to evaluate our executive compensation practices. We cannot predict if investors will find our common stock less attractive as a result of our taking advantage of these exemptions and as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
We could remain an “emerging growth company” until 2026 or until the earliest of (a) the last day of the first fiscal year in which our annual gross revenue exceeds $1.07 billion, (b) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, and (c) the date on which we have issued more than $1 billion in non-convertible debt securities during the preceding three- year period.
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
We rely on these exemptions. As a result, our Compensation Committee and Nominating and Corporate Governance Committee may not consist entirely of independent directors and may not subject to annual performance evaluations. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

Anti-takeover provisions in our certificate of incorporation documents and Delaware law might discourage or delay acquisition attempts for us that you might consider favorable.
In addition to Summit’s beneficial ownership of 56.3% of our common stock as of March 6, 2023, our certificate of incorporation and bylaws contain provisions that may make the acquisition of the Company more difficult without the approval of our board of directors. These provisions:
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

Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders and the federal district courts of the United States as the exclusive forum for litigation arising under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.
Pursuant to our certificate of incorporation, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim against us arising pursuant to any provision of the DGCL, our certificate of incorporation or our bylaws or (4) any other action asserting a claim against us that is governed by the internal affairs doctrine; provided that for the avoidance of doubt, the forum selection provision that identifies the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation, including any “derivative action”, will not apply to suits to enforce a duty or liability created by Securities Act, the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Our certificate of incorporation also provided that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolutions of any complaint asserting a cause of action arising under the Securities Act.
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
Our certificate of incorporation further provides that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the provisions of our certificate of incorporation described above. The forum selection clause in our certificate of incorporation may have the effect of discouraging lawsuits against us or our directors and officers and may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us. If the enforceability of our forum selection provisions were to be challenged, we may incur additional costs associated with resolving such challenge. While we currently have no basis to expect any such challenge would be successful, if a court were to find our forum selection provisions to be inapplicable or unenforceable with respect to one or more of these specified types of actions or proceedings, we may incur additional costs associated with having to litigate in other jurisdictions, which could have an adverse effect on our business, financial condition, results of operations, cash flows, and prospects and result in a diversion of the time and resources of our employees, management, and board of directors.
Because we do not intend to pay cash dividends in the foreseeable future, you may not receive any return on investment unless you are able to sell your common stock for a price greater than your purchase price.
The continued operation and expansion of our business will require substantial funding. Accordingly, we do not anticipate that we will pay any cash dividends on shares of our common stock for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon results of operations, financial condition, contractual restrictions, including those under our senior secured credit facility, any potential indebtedness we may incur, restrictions imposed by applicable law and other factors our board of directors deems relevant. Accordingly, if you purchase our common stock, realization of a gain on your investment will depend on the appreciation of the price of our common stock, which may never occur.

If securities or industry analysts cease to publish research or reports about our business, if they adversely change their recommendations regarding our common stock or if our results of operations do not meet their expectations, the price of our common stock and trading volume could decline.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We lease two offices in Los Angeles, California, one office in Newark, New Jersey, three offices in Queensland, Australia, and our corporate headquarters is located at 100 Montgomery Street, Suite 1600, San Francisco, California 94104 (approximately 4,867 square feet). We lease and operate three distribution centers in Australia, but use third parties for distribution in the United States. The three distribution centers have lease terms expiring from July 2024 to January 2026. All have sufficient renewal periods. Culture Kings leases and operates seven physical retail stores in Australia, one in New Zealand and one in the United States. The nine retail stores have lease terms expiring from June 2023 to January 2033.
ITEM 3. LEGAL PROCEEDINGS
We are subject to legal proceedings which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these legal proceedings is not expected to have a material adverse impact on our financial position or results of operations and cash flows. While we currently believe that the ultimate outcome of such legal proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our results of operations in the period in which the ruling occurs. The estimate of the potential impact from such legal proceedings on our financial position or results of operations could change in the future.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES
Market Information for Common Stock
Our common stock has traded on the NYSE under the symbol “AKA” since our initial public offering on September 22, 2021. Prior to that date, there was no public market for our common stock.
Stockholders of Record
American Stock Transfer & Trust Company, LLC is the transfer agent and registrar for our common stock. As of March 6, 2023, there were 10 stockholders of record of our common stock. The actual number of stockholders is greater than this number and includes stockholders whose shares are held in street name by brokers and other nominees, and stockholders whose shares may be held in trust by other entities.
Dividend Policy
We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the development and expansion of our business and do not expect to declare or pay any dividends in the foreseeable future. Any further determination to pay dividends on our capital stock will be at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors considers relevant. Our future ability to pay cash dividends on our capital stock is limited by the terms of our senior secured credit facility and may be limited by any future debt instruments or preferred securities.
Stock Performance Graph
The following shall not be deemed “soliciting material” or deemed “filed” for purposes of Section 18 of the Exchange Act, or subject to Regulation 14A or 14C, other than as provided by this Item 5, or to the liabilities of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act, except to the extent we specifically incorporate it by reference into such filing.
The following graph and table compare the cumulative total return on our common stock with that of the S&P 500 Index and the S&P Retail Select Industry Index during each monthly accounting period from September 22, 2021 (the date our common stock began trading on the NYSE) through December 31, 2022. The graph assumes $100 was invested in our common stock, the S&P 500 Index, and the S&P Retail Select Industry Index at the close of market on September 22, 2021, and assumes the reinvestment of any dividends. The returns shown are based on historical results and are not intended to suggest future performance.

Company/Index	9/22/2021	12/31/2021	3/31/2022	6/30/2022	9/30/2022	12/31/2022
a.k.a. Brands Holding Corp.	$100.00	$92.59	$44.24	$27.63	$14.51	$12.71
S&P 500 Index	100.00	105.86	101.00	84.73	80.60	86.69
S&P Retail Select Industry Index	100.00	97.02	81.23	62.88	61.32	66.25
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
Overview
a.k.a. Brands is a brand accelerator of fashion brands for the next generation. Each brand in the a.k.a. portfolio is customer-led, curates quality exclusive merchandise, creates authentic and inspiring social content and targets a distinct Gen Z and Millennial audience. a.k.a. Brands leverages its next-generation operating model to help each brand accelerate its growth, scale in new markets and enhance its profitability.
We founded a.k.a. with a focus on Millennial and Gen Z audiences who primarily find inspiration for fashion on social media. We have since built a portfolio of next-generation brands with distinct fashion offerings and consumer followings:
•In July 2018, we acquired Princess Polly, an Australian fashion brand focusing on fun, trendy dresses, tops, shoes and accessories with slim fit, body-confident and trendy fashion designs. The brand targets a female customer between the ages of 15 and 25.
•In August 2019, we acquired Petal & Pup, an Australian fashion brand offering an assortment of trendy, flattering and feminine styles and dresses for special occasions. The brand targets female customers typically in their twenties or thirties, with more than 70% of customers between the ages of 25 and 34.
•In March 2021, we acquired Culture Kings, an Australia-based premium online retailer of streetwear apparel, footwear, headwear and accessories. We acquired the remaining noncontrolling interest in tandem with our IPO. The brand targets male consumers between the ages of 18 and 35 who are fashion conscious, highly social and digitally focused.
•In October 2021, we acquired mnml, a Los Angeles-based streetwear brand that offers competitively priced on-trend wardrobe staples. The brand targets male consumers between the ages of 18 and 35.
While we have owned Princess Polly and Petal & Pup from before 2020, information presented hereafter on an “across a.k.a. Brands” basis assumes we also owned Culture Kings for all periods presented. We also owned Rebdolls for all periods shown, but subsequently sold the brand back to its original owner in February 2023.
Our annual financial results discussed below represent the consolidated results of Princess Polly, Petal & Pup and Rebdolls for all years shown, results of Culture Kings’ operations from the date of their acquisition, March 31, 2021, and results of mnml’s operations from the date of their acquisition, October 14, 2021.
Across a.k.a. Brands for 2022, we attracted over 3.8 million active customers (a 3% increase from 2021), received 7.4 million orders (a 14% increase from 2021) and had an average order value of $82.
Initial Public Offering
In September 2021, we completed an initial public offering (the “IPO”), in which we issued and sold 10,000,000 shares of newly authorized common stock for $11.00 per share for net proceeds of $95.7 million, after deducting underwriting discounts and commissions of $6.6 million, and offering costs of $7.7 million.
Goodwill Impairment
As part of the annual goodwill impairment test conducted in the fourth quarter of 2022, the Company determined that the carrying value of its Culture Kings and Rebdolls reporting units exceeded their fair values and recorded a total non-cash goodwill impairment charge of $173.8 million during the year ended December 31, 2022. As of December 31, 2022, $60.0 million of goodwill related to Culture Kings remained, while the goodwill related to Rebdolls was fully impaired. The worsening economic trends in the fourth quarter of 2022, including continued inflation and rising interest rates, as well as unfavorable demand due to changing customer preferences towards a mix of online and physical store shopping led the Company to lower its forecasts and expectations for the Culture Kings and Rebdolls brands, driving the reduction in their fair values.

Key Operating and Financial Metrics
Operating Metrics
We use the following metrics to assess the progress of our business, make decisions on where to allocate capital, time and technology investments and assess the near-term and longer-term performance of our business.
The following table sets forth our key operating metrics for each period presented.

	Year Ended December 31,
(in millions, other than dollar figures)	2022	2021	2020
Active customers	3.8	3.7	1.4
Active customers across a.k.a. Brands(1)	3.8	3.7	2.3
Average order value	$82	$86	$75
Average order value across a.k.a. Brands(1)	$82	$87	$81
Number of orders	7.4	6.5	2.9
Number of orders across a.k.a. Brands(1)	7.4	7.0	4.7
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
Key Financial Metrics
The following table sets forth our key GAAP and non-GAAP financial metrics for for each period presented:

	Year Ended December 31,
	2022	2021	2020
Gross margin	55%	55%	59%
Net income (loss) (in thousands)	$(176,697)	$(6,091)	$14,805
Net income (loss) margin	(29)%	(1)%	7%
Adjusted EBITDA (in thousands)	$31,872	$62,431	$30,282
Adjusted EBITDA margin	5%	11%	14%
Net cash provided by operating activities (in thousands)	$(319)	$23,968	$21,712
Free cash flow (in thousands)	$(20,065)	$16,234	$20,384
Adjusted EBITDA, Adjusted EBITDA margin and free cash flow are non-GAAP measures. See “Non-GAAP Financial Measures” for information regarding our use of Adjusted EBITDA, Adjusted EBITDA margin and free cash flow and their reconciliation to net income (loss), net income (loss) margin and net cash provided by operating activities, respectively.

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
Adjusted EBITDA and Adjusted EBITDA Margin
We calculate Adjusted EBITDA as net income (loss) adjusted to exclude: interest and other expense; provision for income taxes; depreciation and amortization expense; equity-based compensation expense; inventory step-up amortization expense, distribution center relocation costs; transaction costs; costs related to severance from headcount reductions; goodwill and intangible asset impairment; sales tax penalties; and one-time or non-recurring items, and Adjusted EBITDA margin as Adjusted EBITDA as a percentage of net sales. Adjusted EBITDA does not represent net income or cash flow from operating activities as it is defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. Because other companies may calculate EBITDA and Adjusted EBITDA differently than we do, Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. Adjusted EBITDA has other limitations as an analytical tool when compared to the use of net income (loss), which is the most directly comparable GAAP financial measure, including that Adjusted EBITDA does not reflect:
•the interest or other expense we incur;
•the provision for or benefit from income tax;
•any attribution of costs to our operations related to our investments and capital expenditures through depreciation and amortization charges;
•any transaction or debt extinguishment costs;
•any costs to establish or relocate distribution centers;
•any costs related to severance from headcount reductions;
•any impairment of goodwill or intangible assets;
•any costs related to sales tax penalties;
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

The following table reflects a reconciliation of Adjusted EBITDA to net income (loss) and Adjusted EBITDA Margin to net income (loss) margin, the most directly comparable financial measure prepared in accordance with GAAP:

	Year Ended December 31,
In thousands	2022	2021	2020
Net income (loss)	$(176,697)	$(6,091)	$14,805
Add (deduct):
Total other expense, net	8,575	21,622	485
Provision for income tax	(3,917)	852	6,850
Depreciation and amortization expense	20,348	16,710	6,762
Equity-based compensation expense	6,730	8,043	1,380
Inventory step-up amortization expense	707	15,908	—
Distribution center relocation costs	1,302	—	—
Transaction costs	140	5,387	—
Severance	306	—	—
Goodwill impairment	173,786	—	—
Sales tax penalties	592	—	—
Adjusted EBITDA	$31,872	$62,431	$30,282
Net income (loss) margin	(29)%	(1)%	7%
Adjusted EBITDA margin	5%	11%	14%
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
The following table presents a reconciliation of Free Cash Flow to net cash (used in) provided by operating activities, the most directly comparable financial measure prepared in accordance with GAAP:

	Year Ended December 31,
	2022	2021	2020
Net cash (used in) provided by operating activities	$(319)	$23,968	$21,712
Less: purchases of property and equipment	(19,746)	(7,734)	(1,328)
Free cash flow	$(20,065)	$16,234	$20,384
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
For the twelve months ended December 31, 2022, Free Cash Flow decreased by $(36.3) million compared to Free Cash Flow for the twelve months ended December 31, 2021. This was attributable primarily to increased capital expenditures, the timing of payments and a decrease in net income after adjusting for non-cash items, partially offset by a smaller build of inventory compared to the prior year. The increased capital expenditures was driven by the build-out of Culture Kings’ new store in Las Vegas.

Factors Affecting Our Performance
Macroeconomic Environment
The macroeconomic environment in which we operate has been, and we anticipate will continue to be, pressured by events and conditions worldwide. Inflationary pressures on consumers globally and our supply chain, shifts in global spending in anticipation of a potential economic slowdown or recession, increasing labor rates and a slower-than-expected recovery from the economic impacts of the COVID-19 pandemic in Australia have pressured our net sales. Additionally, lower return on marketing investments, a higher than historical competitive promotional environment and higher merchandise returns, all stemming from the pressures previously identified, led to reduced operating income and Adjusted EBITDA performance, as well as increased inventories and impairment to the goodwill associated with the Culture Kings and Rebdolls reporting units. Consequently, our business and results of operations, including earnings and cash flows, could continue to be adversely impacted, including as a result of:
•decreased consumer confidence and consumer spending and consumption habits, including spending for the merchandise that we sell and shifting to more in-store retail experiences, and negative trends in consumer purchasing patterns due to inflationary pressures and changes in consumers’ disposable income, credit availability and debt levels;
•disruption to the supply chain affecting production, distribution and other logistical issues, including port closures and shipping backlogs;
•challenges filling staffing requirements at our headquarters and distribution centers; and
•increased materials and procurement costs as a result of scarcity or increased prices of commodities and raw materials.
All of these factors have contributed and may continue to contribute to reduced orders, increased merchandise returns, higher discounts, lower net sales, lower gross margins, reduced effectiveness of marketing and increased inventories.
Brand Awareness
Our ability to promote our brands and maintain brand awareness and loyalty is critical to our success. We have a significant opportunity to continue to grow awareness and loyalty to our brands through word of mouth, brand marketing, performance marketing and increased store openings in key locations. We plan to continue to invest in performance marketing and increase our investment in brand awareness across our brands, including wholesale and marketplace opportunities, to drive our future growth. Failure to successfully promote our brands and maintain brand awareness would have an adverse impact to our operating results.
Customer Acquisition
To continue to grow our business profitably, we intend to acquire new customers and retain our existing customers at a reasonable cost. Our methods to acquire customers have evolved and will need to continue evolving in response to changes in shopping behaviors, content consumption, costs to advertise and developments in technology. Failure to continue attracting customers efficiently and profitably would adversely impact our profitability and operating results.
Customer Retention
Our results are driven not only by the ability of our brands to acquire customers, but also by their ability to retain customers and encourage repeat purchases. We monitor retention across our entire customer base. Our brands are at various stages of rolling out and evolving loyalty programs. Failure to retain customers would adversely impact our profitability and operating results.
Impact of COVID-19
In fiscal year 2022, the COVID-19 pandemic continued to impact our business and results of operations. In the first half of 2022, certain of our supply chain partners, including third party manufacturers, logistics providers and other vendors experienced delays and shut-downs due to the COVID-19 pandemic, which delayed shipments of products and increased our cost of goods due to more expensive air freight rates. In the second half of 2022, we started to experience some reductions in air freight costs, the impact of which we expect will be realized in the Company’s cost of goods sold during 2023. We continue to monitor vendor and manufacturer shipping times and other potential disruptions in our supply chain and implement mitigation plans as necessary.

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

	Year Ended December 31,
In thousands	2022	2021	2020
Net sales	$611,738	$562,191	$215,916
Cost of sales	274,491	254,527	89,515
Gross profit	337,247	307,664	126,401
Operating expenses:
Selling	166,070	144,345	58,313
Marketing	66,730	58,120	17,871
General and administrative	102,700	88,816	28,077
Goodwill impairment	173,786	—	—
Total operating expenses	509,286	291,281	104,261
Income (loss) from operations	(172,039)	16,383	22,140
Other expense, net:
Interest expense	(7,043)	(9,485)	(329)
Loss on extinguishment of debt	—	(10,924)	—
Other expense	(1,532)	(1,213)	(156)
Total other expense, net	(8,575)	(21,622)	(485)
Income (loss) before income taxes	(180,614)	(5,239)	21,655
Benefit from (provision for) income tax	3,917	(852)	(6,850)
Net income (loss)	(176,697)	(6,091)	14,805
Net loss (income) attributable to noncontrolling interests	—	123	(471)
Net income (loss) attributable to a.k.a. Brands Holding Corp.	$(176,697)	$(5,968)	$14,334

	Year Ended December 31,
	2022	2021	2020
Net sales	100%	100%	100%
Cost of sales	45%	45%	41%
Gross profit	55%	55%	59%
Operating expenses:
Selling	27%	26%	27%
Marketing	11%	10%	8%
General and administrative	17%	16%	13%
Goodwill impairment	28%	—%	—%
Total operating expenses	83%	52%	48%
Income (loss) from operations	(28%)	3%	10%
Other expense, net:
Interest expense	(1%)	(2%)	—%
Loss on extinguishment of debt	—%	(2%)	—%
Other expense	—%	—%	—%
Total other expense, net	(1%)	(4%)	—%
Income (loss) before income taxes	(30%)	(1%)	10%
Benefit from (provision for) income tax	1%	—%	(3%)
Net income (loss)	(29%)	(1%)	7%
Net loss (income) attributable to noncontrolling interests	—%	—%	—%
Net income (loss) attributable to a.k.a. Brands Holding Corp.	(29%)	(1%)	7%

Comparison of the Years Ended December 31, 2022 and 2021
Net Sales

	Years Ended December 31,
	2022	2021
Net sales	$611,738	$562,191
Net sales increased by $49.5 million, or 9%, in 2022 compared to 2021. The overall increase in net sales was primarily driven by a 14% increase in the number of orders we processed in 2022 compared to 2021, driving an increase in net sales of $76.0 million. A decrease in our average order value of 5%, from $86 in 2021 to $82 in 2022, partially offset the increase in net sales by $26.4 million. The increase in the number of orders was largely driven by the acquisition of Culture Kings on March 31, 2021, the acquisition of mnml in October of 2021 and growth of Princess Polly in the U.S. The decrease in our average order value was primarily due to the impact of foreign currency, higher return rates and incremental promotional activity. On a constant currency basis, net sales and average order value for 2022 would have increased 13% and been flat, respectively. Net sales for 2022 include the operations of Culture Kings and mnml, or $269.6 million of net sales, while 2021 includes the operations of Culture Kings and mnml, or $208.0 million of net sales, from the date of their acquisitions.
Cost of Sales

	Years Ended December 31,
	2022	2021
Cost of sales	$274,491	$254,527
Percent of net sales	45%	45%
Cost of sales increased by $20.0 million, or 8%, in 2022 compared to 2021. This increase was primarily driven by a 14% increase in the total number of orders in 2022, as compared to 2021, which includes the impact of the operations of Culture Kings and mnml, or $132.0 million of cost of sales, while 2021 includes the impact of the operations of Culture Kings, or $114.7 million of cost of sales, from the date of their acquisitions. While cost of sales as a percent of net sales was flat in 2022 compared to 2021, the impact of the fair value adjustment to inventory acquired in the Culture Kings acquisition of $15.9 million, included in 2021, was offset by a change in the mix of products sold due to the acquisition of Culture Kings, as Culture Kings inventory has higher average costs.
Gross Profit

	Years Ended December 31,
	2022	2021
Gross profit	$337,247	$307,664
Gross margin	55%	55%
Gross profit increased by $29.6 million, or 10%, in 2022 compared to 2021. This increase was primarily driven by the significant increase in net sales. While gross margin was flat in 2022 compared to 2021, the impact of the fair value adjustment to inventory acquired in the Culture Kings acquisition of $15.9 million, included in 2021, was offset by a change in the mix of products sold due to the acquisition of Culture Kings, as Culture Kings inventory has lower average gross margins.

Selling Expenses

	Years Ended December 31,
	2022	2021
Selling	$166,070	$144,345
Percent of net sales	27%	26%
Selling expenses increased by $21.7 million, or 15%, in 2022 compared to 2021. This increase was driven by the 14% increase in the number of orders shipped in 2022 compared to 2021, which includes the operations of Culture Kings and mnml, or $71.6 million of selling expenses, while 2021 includes the impact of the operations of Culture Kings and mnml, or $48.0 million of selling expenses, from the date of their acquisitions. The increase in selling expenses as a percentage of net sales was primarily due to increased costs for distribution facilities and stores, the 5% decrease in our average order value and a $1.3 million charge related to a relocation of distribution centers for Culture Kings and mnml.
Marketing Expenses

	Years Ended December 31,
	2022	2021
Marketing	$66,730	$58,120
Percent of net sales	11%	10%

Marketing expenses increased by $8.6 million, or 15%, in 2022 compared to 2021. The increase in marketing expenses was driven by the inclusion of the operations of Culture Kings and mnml, or $31.4 million of marketing expenses, while 2021 includes the impact of the operations of Culture Kings and mnml, or $23.6 million of marketing expenses, from the date of their acquisitions. The increase in marketing expenses as a percentage of net sales was primarily due to reduced effectiveness of our marketing channels at driving traffic to our websites, and the inclusion of mnml, which had a higher rate of advertising spend as compared to some of our other brands.
General and Administrative Expenses

	Years Ended December 31,
	2022	2021
General and administrative	$102,700	$88,816
Percent of net sales	17%	16%
General and administrative expenses increased by $13.9 million, or 16%, in 2022 compared to 2021. The increase was primarily driven by a $18.3 million increase in salaries and related benefits related to increases in our headcount across functions to support business growth and $3.7 million in additional insurance costs. Partially offsetting these increases was a $5.8 million decrease in professional fees, including transaction costs, and a $1.3 million decrease in equity-based compensation, due to vesting of performance-based incentive units upon the Company’s IPO in 2021. General and administrative expenses for 2022 include the operations of Culture Kings and mnml, or $32.8 million of general and administrative expenses, while 2021 includes the impact of the operations of Culture Kings and mnml, or $20.3 million of general and administrative expenses, from the date of their acquisitions. The increase in general and administrative expenses as a percentage of net sales resulted primarily from additional salaries and related benefits, as well as additional insurance costs.
Goodwill Impairment

	Years Ended December 31,
	2022	2021
Goodwill impairment	$173,786	$—
Percent of net sales	28%	—%
Goodwill impairment was $173.8 million in 2022 and recognized on the goodwill recorded from the acquisitions of the Culture Kings and Rebdolls reporting units. As of December 31, 2022, $60.0 million of goodwill related to Culture Kings remained, while the goodwill related to Rebdolls was fully impaired. The worsening economic trends in the fourth quarter of 2022, including continued inflation and rising interest rates, as well as unfavorable demand due to a gradual customer shift from primarily online shopping to a mix of online and physical store shopping led the Company to lower its forecasts and expectations for the Culture Kings and Rebdolls brands, driving the reduction in their fair values.

Other expense, net

	Years Ended December 31,
	2022	2021
Other expense, net:
Interest expense	$(7,043)	$(9,485)
Loss on extinguishment of debt	—	(10,924)
Other expense	(1,532)	(1,213)
Total other expense, net	$(8,575)	$(21,622)
Percent of net sales	(1)%	(4)%
Other expense, net decreased by $13.0 million in 2022 compared to 2021 primarily due to the 2021 loss on extinguishment of debt resulting from the early payment and termination of our previous term debt, revolver and senior secured notes, as well as a decrease in interest expense in 2022 from more favorable rates related to borrowings under our senior secured credit facility compared to our previous term debt, revolver and senior secured notes in 2021.
Benefit from (Provision for) Income Tax

	Years Ended December 31,
	2022	2021
Benefit from (provision for) income tax	$3,917	$(852)
Percent of net sales	1%	—%
Effective tax rate	2%	16%
Benefit from (provision for) income tax changed by $4.8 million, or 560% in 2022 compared to 2021. This change was driven primarily by the finalization of Australia tax basis allocation pertaining to the inventory and intangibles included in the purchase of the Culture Kings noncontrolling interest, as well as an intra-entity transfer of certain intellectual property rights related to the Culture Kings’ brands to one of our subsidiaries in the U.S., aligning the ownership of these rights with our evolving business. The change in our effective tax rate is primarily driven by the impairment recognized on the goodwill recorded from the acquisitions of the Culture Kings and Rebdolls reporting units.
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
Other expense, net
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

Quarterly Results of Operations
The following tables set forth selected unaudited quarterly results of operations for the eight quarters ended December 31, 2022, as well as the percentage that each line item represents of net sales. The information for each of these quarters has been prepared on the same basis as the audited annual consolidated financial statements included elsewhere in this Annual Report on Form 10-K and in the opinion of management, includes all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our consolidated results of operations for these periods. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our quarterly results of operations will vary in the future. These quarterly operating results are not necessarily indicative of our operating results for any future period.

	Three Months Ended
In thousands	Mar 31, 2021	Jun 30, 2021	Sep 30, 2021	Dec 31, 2021	Mar 31, 2022	Jun 30, 2022	Sep 30, 2022	Dec 31, 2022
Net sales	$68,779	$149,227	$161,762	$182,423	$148,319	$158,471	$155,822	$149,126
Cost of sales	28,191	67,793	75,652	82,891	64,123	71,024	68,965	70,379
Gross profit	40,588	81,434	86,110	99,532	84,196	87,447	86,857	78,747
Operating expenses:
Selling	18,254	40,023	40,582	45,486	40,364	45,254	41,450	39,002
Marketing	6,224	14,908	15,463	21,525	15,705	19,064	16,532	15,429
General and administrative	13,430	19,220	28,900	27,266	24,778	25,703	26,133	26,086
Goodwill impairment	—	—	—	—	—	—	—	173,786
Total operating expenses	37,908	74,151	84,945	94,277	80,847	90,021	84,115	254,303
Income (loss) from operations	2,680	7,283	1,165	5,255	3,349	(2,574)	2,742	(175,556)
Total other expense, net	(123)	(4,155)	(15,589)	(1,755)	(1,171)	(2,593)	(2,758)	(2,053)
Income (loss) before income taxes	2,557	3,128	(14,424)	3,500	2,178	(5,167)	(16)	(177,609)
Benefit from (provision for) income tax	(767)	(939)	4,331	(3,477)	(653)	955	(98)	3,713
Net income (loss)	1,790	2,189	(10,093)	23	1,525	(4,212)	(114)	(173,896)
Net income (loss) attributable to noncontrolling interests	(318)	242	199	—	—	—	—	—
Net income (loss) attributable to a.k.a. Brands Holding Corp.	$1,472	$2,431	$(9,894)	$23	$1,525	$(4,212)	$(114)	$(173,896)

	Three Months Ended
	Mar 31, 2021	Jun 30, 2021	Sep 30, 2021	Dec 31, 2021	Mar 31, 2022	Jun 30, 2022	Sep 30, 2022	Dec 31, 2022
Net sales	100%	100%	100%	100%	100%	100%	100%	100%
Cost of sales	41%	45%	47%	45%	43%	45%	44%	47%
Gross profit	59%	55%	53%	55%	57%	55%	56%	53%
Operating expenses:
Selling	27%	27%	25%	25%	27%	29%	27%	26%
Marketing	9%	10%	10%	12%	11%	12%	11%	10%
General and administrative	20%	13%	18%	15%	17%	16%	17%	17%
Goodwill impairment	—%	—%	—%	—%	—%	—%	—%	117%
Total operating expenses	55%	50%	53%	52%	55%	57%	54%	171%
Income (loss) from operations	4%	5%	1%	3%	2%	(2%)	2%	(118%)
Total other expense, net	—%	(3%)	(10%)	(1%)	(1%)	(2%)	(2%)	(1%)
Income (loss) before income taxes	4%	2%	(9%)	2%	1%	(3%)	—%	(119%)
Benefit from (provision for) income tax	(1%)	(1%)	3%	(2%)	—%	1%	—%	2%
Net income (loss)	3%	1%	(6%)	—%	1%	(3%)	—%	(117%)
Net income (loss) attributable to noncontrolling interests	—%	—%	—%	—%	—%	—%	—%	—%
Net income (loss) attributable to a.k.a. Brands Holding Corp.	2%	2%	(6%)	—%	1%	(3%)	—%	(117%)
Quarterly Trends and Seasonality
Net Sales, Cost of Sales and Gross Profit
Historically, such as seen throughout 2021, net sales had generally increased sequentially quarter-to-quarter as we made acquisitions (Culture Kings on March 31, 2021 and mnml on October 14, 2021) and launched our brands in the U.S. (Princess Polly, Petal & Pup and Culture Kings), all while successfully gaining and retaining customers. However, in 2022, our net sales were impacted by foreign currency exchange rates, inflationary pressures on consumers globally and our supply chain, shifts in global spending in anticipation of a potential economic slowdown or recession, increasing labor rates and a slower-than-expected recovery from the economic impacts of the COVID-19 pandemic in Australia.
Our quarterly cost of sales and gross profit have fluctuated quarter-to-quarter primarily due to the quarterly fluctuations in net sales, mix of inventory between private label and third-party products and the impact from the amortization of the fair value increases in inventory acquired in the Culture Kings and mnml acquisitions.
Operating Expenses
Selling expenses have fluctuated quarter-to-quarter primarily due to fluctuations in shipping and fulfillment costs. Drivers of these fluctuations include the Company’s mix of air and sea freight, increases or decreases in number of orders, as well as generally increasing labor rates in fulfillment over time.
Marketing expenses have generally increased sequentially quarter-to-quarter as we have continued to scale our marketing efforts together with the growth of our business, or to drive growth in our business.
General and administrative expenses have fluctuated quarter-to-quarter, with such fluctuations primarily driven by the timing of transaction costs, increases in our headcount to support business growth and certain one-time stock-based compensation expenses related to the IPO that occurred in the third quarter of 2021.
Seasonality
Historically, we have achieved our largest quarterly sales in the fourth fiscal quarter. However, as our expansion into the U.S. market continues, our quarterly revenues are less concentrated in the fourth fiscal quarter. In fiscal year 2021, our net sales in the first, second, third and fourth quarters represented 12%, 27%, 29% and 32%, respectively, of our total net sales for the year. In fiscal year 2022, our net sales in the first, second, third and fourth quarters represented 24%, 26%, 25% and 24%, respectively of our total net sales for the year.

Quarterly Adjusted EBITDA and Adjusted EBITDA Margin
The following table sets forth a reconciliation of net income (loss) to adjusted EBITDA for the eight fiscal quarters ended December 31, 2022:

	Three Months Ended
In thousands	Mar 31, 2021	Jun 30, 2021	Sep 30, 2021	Dec 31, 2021	Mar 31, 2022	Jun 30, 2022	Sep 30, 2022	Dec 31, 2022
Net income (loss)	$1,790	$2,189	$(10,093)	$23	$1,525	$(4,212)	$(114)	$(173,896)
Add (deduct):
Total other expense, net	123	4,155	15,589	1,755	1,171	2,593	2,758	2,053
Provision for (benefit from) income tax	767	939	(4,331)	3,477	653	(955)	98	(3,713)
Depreciation and amortization expense	2,566	4,535	4,235	5,374	5,217	5,590	4,566	4,975
Equity-based compensation expense	523	609	5,582	1,329	1,368	1,494	1,586	2,282
Inventory step-up amortization expense	—	6,266	5,985	3,657	707	—	—	—
Distribution center relocation costs	—	—	—	—	—	1,291	12	—
Transaction costs	2,557	736	1,580	514	11	90	39	—
Severance	—	—	—	—	—	—	291	15
Goodwill impairment	—	—	—	—	—	—	—	173,786
Sales tax penalties	—	—	—	—	—	—	—	591
Adjusted EBITDA	$8,326	$19,429	$18,547	$16,129	$10,652	$5,891	$9,236	$6,093
Net income (loss) margin	3%	1%	(6)%	—%	1%	(3)%	—%	(117)%
Adjusted EBITDA margin	12%	13%	11%	9%	7%	4%	6%	4%

Liquidity and Capital Resources
As of December 31, 2022, our principal sources of liquidity were cash and cash equivalents totaling $46.3 million, our revolving line of credit and our term loan accordion provision. Our cash equivalents primarily consist of money market funds.
As of December 31, 2022, most of our cash was held for working capital purposes. We had historically financed our operations and capital expenditures primarily through cash flows generated by operations, the incurrence of debt and through the issuance of equity. We believe that our existing cash, together with cash generated from operations and available borrowing capacity under our credit facilities and lines of credit, will be sufficient to meet our anticipated cash needs for the next 12 months. We believe that cash generated from ongoing operations and continued access to debt markets will be sufficient to satisfy our cash requirements beyond 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. We may seek to borrow funds under our credit facility or raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section of this Annual Report on Form 10-K captioned “Risk Factors.” We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all. The inability to raise capital if needed would adversely affect our ability to achieve our business objectives.
Senior Secured Credit Facility
In connection with the IPO, we entered into a senior secured credit facility inclusive of a $100.0 million term loan and a $50.0 million revolving line of credit, with an option of up to $50.0 million in additional term loan through an accordion provision. We used borrowings under this credit facility, together with a portion of the proceeds from the IPO, to repay the Fortress Credit Facilities in full. As of December 31, 2022, the Company owed a combined $105.2 million in term loan and accordion borrowings, as well as $40.0 million borrowed under the revolving line of credit. The term loan requires us to make amortized annual payments of 5.0% during the first and second years, 7.5% during the third and fourth years and 10.0% during the fifth year with the balance of the loan due at maturity. Borrowings under the term loan accrue interest at a benchmark rate plus an applicable margin dependent upon our net leverage ratio. The revolving line of credit accrues interest at a benchmark rate plus an applicable margin dependent upon our net leverage ratio. The highest interest rates under the agreement for both the term loan and revolving line of credit occur at a net leverage ratio of greater than 2.75x, yielding an interest rate of a benchmark rate plus 3.25%. The accordion provision allows us to borrow additional amounts of term loan at terms to be agreed upon at the time of issuance, but on substantially the same basis as the original term loan. As of December 31, 2022, principal payments of our term loan and accordion for the next twelve months are anticipated to total $5.6 million.
As part of our entering into the senior secured credit facility, we are subject to certain financial covenant ratios and certain annual mandatory prepayment terms based on excess cash flows, as defined by the credit agreement, based on our net leverage ratio for years beginning with the fiscal year ending December 31, 2022. If we are unable to comply with certain financial covenant ratios and terms requiring mandatory prepayment based on a percentage of excess cash flows, our long-term liquidity position may be adversely impacted. Furthermore, the variable interest rates associated with our senior secured credit facility could result in interest payments that are higher than anticipated.
Refer to Note 8, “Debt,” in the notes to our consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding our senior secured credit facility.
Material Cash Requirements
Our material cash requirements include operating lease obligations and inventory purchase commitments.
We have lease arrangements for certain equipment and facilities, primarily office locations, warehouse facilities and retail stores. Most of our property, equipment and software have been purchased with cash. As of December 31, 2022, our future minimum payments under non-cancelable operating leases totaled $48.9 million, with $8.3 million payable within 12 months.
While we routinely contract for the purchase of inventory from vendors, we have no material long-term purchase obligations outstanding with any vendors or third parties. As of December 31, 2022, inventory and other purchase obligations payable within the next 12 months totaled $10.2 million, which primarily represent open purchase orders for materials and merchandise as of that date.
Additionally, we plan to incur capital expenditures of approximately $8.0 to $10.0 million in 2023. This reflects the investments in infrastructure and technology in addition to the opening of new stores.

Historical Cash Flows

	Year Ended December 31,
	2022	2021	2020
Net cash (used in) provided by operating activities	$(319)	$23,968	$21,712
Net cash used in investing activities	(25,314)	(278,075)	(2,379)
Net cash provided by financing activities	33,260	269,850	1,240
Net Cash (Used In) Provided by Operating Activities
Cash (used in) provided by operating activities consists primarily of net income (loss) adjusted for certain non-cash items, including depreciation, amortization, equity-based compensation, the effect of changes in working capital and other activities.
In 2022, net cash provided by operating activities decreased $24.3 million. This was attributable primarily to timing of payments and a decrease in net income after adjusting for non-cash items, partially offset by a lower build of inventory compared to the prior year.
In 2021, net cash provided by operating activities increased $2.3 million. This was attributable primarily to an increase in net income after adjusting for non-cash items. These increases were partially offset by an increase in inventory to support our growth and expansion in both the U.S. and Australia markets.
Net Cash Used in Investing Activities
Our primary investing activities have consisted of acquisitions to support our overall business growth, investments in our fulfillment centers and our internally developed software to support our infrastructure, and investments in stores. Purchases of property and equipment may vary from period to period due to timing of the expansion of our operations.
In 2022, net cash used in investing activities decreased $252.8 million. This was attributable to the acquisition of Culture Kings in March 2021, the purchase of the Petal & Pup noncontrolling interest in September 2021 and the acquisition of mnml in October 2021. The impact of this prior year activity was partially offset by purchases of property and equipment, which was driven by the build-out of the Culture Kings Las Vegas store.
In 2021, net cash used in investing activities increased $275.7 million. This was attributable to the acquisition of Culture Kings in March 2021, the purchase of the Petal & Pup noncontrolling interest in September 2021 and the acquisition of mnml in October 2021.
Net Cash Provided by Financing Activities
Our financing activities have historically consisted of cash proceeds received from the issuance of borrowings, cash used to pay down borrowings, cash received in exchange for partner units and cash received from the sale of our common stock in the IPO.
In 2022, net cash provided by financing activities decreased $236.6 million. This was primarily attributable to the 2021 proceeds received from debt issuances and the IPO, as well as proceeds from the issuance of partner units to acquire Culture Kings in March 2021. The impact of these proceeds in 2021 was partially offset by proceeds from the line of credit in 2022.
In 2021, net cash provided by financing activities increased $268.6 million. This was primarily attributable to the proceeds received from debt issuances and the IPO, as well as proceeds from the issuance of partner units to acquire Culture Kings in March 2021. These proceeds were partially offset by repayments of certain borrowings and, specifically related to the IPO, underwriters’ discounts and commission.
Critical Accounting Estimates
We believe that the following accounting estimates involve a high degree of judgment and complexity. Refer to Note 2, “Significant Account Policies,” in the notes to our consolidated financial statements included in this Annual Report on Form 10-K for a description of our significant accounting policies. The preparation of our financial statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts reported in those financial statements and accompanying notes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates.

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
Revenue is recognized upon shipment when control of the promised goods or services is transferred to our customers, or at point of sale for purchases in our stores, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Our revenue is reported net of sales returns and discounts. We estimate our liability for product returns based on historical return trends and an evaluation of current economic and market conditions, all of which have a degree of uncertainty. We record the expected customer refund liability as a reduction to revenue, and the expected inventory right of recovery as a reduction of cost of goods sold. If actual return costs differ from previous estimates, the amount of the liability and corresponding revenue are adjusted in the period in which such costs occur. We have not made any material changes to our assumptions included in our calculations of expected customer refund activity during the year ended December 31, 2022.
Inventory
Inventories are stated at the lower of cost and net realizable value. Cost is determined using an average cost method. Cost of inventory includes import duties and other taxes and transport and handling costs to deliver the inventory to our distribution centers or stores. We write down inventory where it appears that the carrying cost of the inventory may not be recovered through subsequent sale of the inventory. We analyze the quantity of inventory on hand, the quantity sold in the past year, the anticipated sales volume, the expected sales price and the cost of making the sale when evaluating the value of our inventory. If the sales volume or sales price of specific products declines, additional write-downs may be required. We have not made any material changes to our assumptions included in the calculations of the lower of cost or net realizable value reserves during the year ended December 31, 2022.
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
Goodwill is tested for impairment at least annually, in the fourth quarter and whenever changes in circumstances indicate an impairment may exist. The goodwill impairment test is performed at the reporting unit level, which is generally at the level of or one level below an operating segment. A qualitative assessment is first performed to determine whether a quantitative goodwill impairment test is necessary. If management determines, after performing an assessment based on the qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, or that a fair value of the reporting unit substantially in the excess of the carrying amount cannot be assured, then a quantitative goodwill impairment test would be required. Annually, as of October 31, a quantitative test for goodwill impairment is performed by determining the fair value of the related reporting units using both income-based and market-based valuation methods. The income-based approach is based on the reporting unit’s forecasted future cash flows that are discounted to present value using the reporting unit’s weighted average cost of capital. The market-based approach is based on the guideline company and similar transaction methods. The guideline company method analyzes market multiples of revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”) for a group of comparable public companies. Under the similar transactions method, valuation multiples are calculated utilizing actual transaction prices and revenue/EBITDA data from target companies deemed similar to the reporting unit.
Based on the range of estimated fair values developed from the income and market-based methods, the Company determines the estimated fair value for the reporting unit. If the estimated fair value of the reporting unit exceeds its carrying value, the goodwill is not impaired and no further review is required. However, if the estimated fair value of the reporting unit is less than its carrying value, the Company calculates the impairment loss as the difference between the carrying value of the reporting unit and the estimated fair value.

The income-based fair value methodology requires management’s assumptions and judgments regarding economic conditions in the markets in which the Company operates and conditions in the capital markets, many of which are outside of management’s control. At the reporting unit level, fair value estimation requires management’s assumptions and judgments regarding the effects of overall economic conditions on the specific reporting unit, along with assessment of the reporting unit’s strategies and forecasts of future cash flows. Forecasts of individual reporting unit cash flows involve management’s estimates and assumptions regarding:
•Annual cash flows, on a debt-free basis, arising from future revenues and earnings, changes in working capital, capital spending and income taxes for at least a 10-year forecast period.
•A terminal growth rate for years beyond the forecast period. The terminal growth rate is selected based on consideration of growth rates used in the forecast period, historical performance of the reporting unit and economic conditions.
•A discount rate that reflects the risks inherent in realizing the forecasted cash flows.
Under the market-based fair value methodology, judgment is required in evaluating market multiples and recent transactions. Management believes that the assumptions used for its impairment tests are representative of those that would be used by market participants performing similar valuations of the Company’s reporting units.
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
As discussed above, significant judgment and estimates are required in assessing impairment of goodwill and intangible assets, including identifying whether events or changes in circumstances require an impairment assessment, estimating future cash flows and determining appropriate discount rates. Our estimates of fair value are based on assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. As part of the annual goodwill impairment test conducted in the fourth quarter of 2022, the Company determined that the carrying value of its Culture Kings and Rebdolls reporting units exceeded their fair values as of October 31, 2022 and recorded a non-cash goodwill impairment charge of $173.8 million during the year ended December 31, 2022. As of December 31, 2022, $60.0 million of goodwill related to Culture Kings remained, while the goodwill related to Rebdolls was fully impaired. The worsening economic trends in the fourth quarter of 2022, including continued inflation and rising interest rates, as well as unfavorable demand due to changing customer preferences towards a mix of online and physical store shopping led the Company to lower its forecasts and expectations for the Culture Kings and Rebdolls brands, driving the reduction in their fair values. No goodwill or intangible asset impairment was recorded for the year ended December 31, 2021. Additionally, as of the testing date, the estimated fair value of the mnml reporting unit exceeded the carrying value by 7% and the carrying value of the related goodwill was $30.0 million.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are recorded net on the face of the balance sheet. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. This assessment involves uncertainty and judgment. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We have not made any material changes to our assumptions and estimates related to our income tax positions during the year ended December 31, 2022.

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
Interest Rate Sensitivity
Cash and cash equivalents are held primarily in cash deposits and money market funds. The fair value of our cash and cash equivalents would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments. Interest on any borrowings incurred under the Company’s revolving line of credit would accrue at a floating rate based on a formula tied to certain market rates at the time of incurrence. As of December 31, 2022, we had approximately $145.2 million in debt outstanding under our senior secured credit facility. Based on the levels of borrowings under our new senior secured credit facility at December 31, 2022, a hypothetical 100 basis point increase or decrease in underlying interest rates would increase or decrease interest expense by approximately $1.5 million. This hypothetical analysis may differ from the actual change in interest expense due to potential changes in interest rates or gross borrowings outstanding under our credit facilities. We do not utilize derivative financial instruments to manage our interest rate risks.
In the event the Federal Reserve continues to raise interest rates to combat inflation, current and future borrowings under our senior secured credit facility would be adversely impacted since borrowings under that facility bear interest at variable rates.
Foreign Currency Risk
We are exposed to fluctuations in currency exchange rates as a result of our operations in countries other than the U.S., principally related to our significant operations in Australia. As of December 31, 2022, movements in currency exchange rates and the related impact on the translation of the balance sheets resulted in the $34.1 million net loss in the currency translation category of accumulated other comprehensive income (loss). A hypothetical 10% increase or decrease in the Australian dollar exchange rate could result in a $27.9 million foreign currency translation fluctuation, which would be recorded in accumulated other comprehensive loss in the condensed consolidated balance sheets.
Additionally, a portion of our sales and costs are earned and incurred, respectively, in USD for subsidiaries that use AUD as their functional currency. These sales and costs generate foreign currency exposure. Furthermore, we have various assets and liabilities, primarily cash and intercompany receivables and payables, denominated in USD where the functional currency is AUD. These balance sheet items are subject to remeasurement which may create fluctuations in other expense within our consolidated statements of income. For the year ended December 31, 2022, movements in currency exchange rates resulted in a $1.6 million net loss in other expense.
Continuing increases in interest rates to combat inflation may lead to further strengthening of the US dollar relative to foreign currencies, including the AUD, and may impact our sales and costs further.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
a.k.a. BRANDS HOLDING CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of a.k.a. Brands Holding Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of a.k.a. Brands Holding Corp. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, partners’ capital and redeemable noncontrolling interest and cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.
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
March 9, 2023
We have served as the Company’s auditor since 2021.

a.k.a. BRANDS HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$46,319	$38,832
Restricted cash	2,054	2,186
Accounts receivable	3,231	2,663
Inventory, net	126,533	115,783
Prepaid income taxes	6,089	4,059
Prepaid expenses and other current assets	13,378	20,809
Total current assets	197,604	184,332
Property and equipment, net	28,958	14,657
Operating lease right-of-use assets	37,317	26,415
Intangible assets, net	76,105	98,287
Goodwill	167,731	363,305
Deferred tax assets	1,070	—
Other assets	853	850
Total assets	$509,638	$687,846
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$20,903	$25,088
Accrued liabilities	39,806	53,375
Sales returns reserve	3,968	6,887
Deferred revenue	11,421	11,344
Operating lease liabilities, current	6,643	5,721
Current portion of long-term debt	5,600	5,600
Total current liabilities	88,341	108,015
Long-term debt	138,049	103,182
Operating lease liabilities	34,404	21,370
Other long-term liabilities	1,483	1,333
Deferred income taxes	284	2,920
Total liabilities	262,561	236,820
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; zero shares issued or outstanding as of December 31, 2022 and 2021, respectively	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 129,003,733 and 128,647,836 shares issued and outstanding as of December 31, 2022 and 2021, respectively	129	129
Additional paid-in capital	460,660	453,807
Accumulated other comprehensive loss	(45,185)	(11,080)
Retained earnings (accumulated deficit)	(168,527)	8,170
Total stockholders’ equity	247,077	451,026
Total liabilities and stockholders’ equity	$509,638	$687,846

The accompanying notes are an integral part of these consolidated financial statements

a.k.a. BRANDS HOLDING CORP.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Net sales	$611,738	$562,191	$215,916
Cost of sales	274,491	254,527	89,515
Gross profit	337,247	307,664	126,401
Operating expenses:
Selling	166,070	144,345	58,313
Marketing	66,730	58,120	17,871
General and administrative	102,700	88,816	28,077
Goodwill impairment	173,786	—	—
Total operating expenses	509,286	291,281	104,261
Income (loss) from operations	(172,039)	16,383	22,140
Other expense, net:
Interest expense	(7,043)	(9,485)	(329)
Loss on extinguishment of debt	—	(10,924)	—
Other expense	(1,532)	(1,213)	(156)
Total other expense, net	(8,575)	(21,622)	(485)
Income (loss) before income taxes	(180,614)	(5,239)	21,655
Benefit from (provision for) income tax	3,917	(852)	(6,850)
Net income (loss)	(176,697)	(6,091)	14,805
Net loss (income) attributable to noncontrolling interests	—	123	(471)
Net income (loss) attributable to a.k.a. Brands Holding Corp.	$(176,697)	$(5,968)	$14,334
Net income (loss) per share:
Basic	$(1.37)	$(0.06)	$0.21
Diluted	$(1.37)	$(0.06)	$0.21
Weighted average shares outstanding:
Basic	128,716,710	93,231,377	69,846,362
Diluted	128,716,710	93,231,377	69,846,362
The accompanying notes are an integral part of these consolidated financial statements

a.k.a. BRANDS HOLDING CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$(176,697)	$(6,091)	$14,805
Other comprehensive income (loss):
Currency translation	(34,105)	(27,619)	11,355
Total comprehensive income (loss)	(210,802)	(33,710)	26,160
Comprehensive loss (income) attributable to noncontrolling interests	—	10,824	(1,256)
Comprehensive income (loss) attributable to a.k.a. Brands Holding Corp.	$(210,802)	$(22,886)	$24,904
The accompanying notes are an integral part of these consolidated financial statements

a.k.a. BRANDS HOLDING CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, PARTNERS’ CAPITAL(1) AND REDEEMABLE NONCONTROLLING INTEREST
(in thousands, except share and unit data)

	Common Stock		Partnership Units		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Non-controlling Interest	Total Equity	Redeemable Noncontrolling Interest
	Shares	Amount	Units	Amount
Balance as of December 31, 2019	—	$—	113,761,338	$107,747	$494	$(4,731)	$(196)	$8,727	$112,041	$—
Issuance of units	—	—	406,504	450	—	—	—	—	450	—
Equity-based compensation	—	—	—	—	1,380	—	—	—	1,380	—
Repurchase of incentive units	—	—	—	—	(1,147)	—	—	—	(1,147)	—
Cumulative translation adjustment	—	—	—	—	—	10,570	—	785	11,355	—
Net income	—	—	—	—	—	—	14,334	471	14,805	—
Balance as of December 31, 2020	—	—	114,167,842	108,197	727	5,839	14,138	9,983	138,884	—
Issuance of units	—	—	25,746,282	82,669	—	—	—	—	82,669	—
Noncontrolling interest from purchase of Culture Kings	—	—	—	—	—	—	—	—	—	142,718
Purchase of Petal & Pup noncontrolling interest	—	—	—	—	(10,599)	—	—	(9,599)	(20,198)	—
Purchase of Culture Kings noncontrolling interest	21,809,804	22	—	—	132,256	—	—	—	132,278	(132,278)
Reorganization transactions	94,780,337	95	(139,914,124)	(190,866)	190,771	—	—	—	—	—
Issuance of common stock upon initial public offering, net issuance costs	10,000,000	10	—	—	95,711	—	—	—	95,721	—
Issuance of common stock in the acquisition of mnml	2,057,695	2	—	—	17,303	—	—	—	17,305	—
Change in tax bases of Culture Kings’ assets related to purchase of Culture Kings’ noncontrolling interest	—	—	—	—	19,595	—	—	—	19,595	—
Equity-based compensation	—	—	—	—	8,043	—	—	—	8,043	—
Cumulative translation adjustment	—	—	—	—	—	(16,919)	—	(1,006)	(17,925)	(9,694)
Net income (loss)	—	—	—	—	—	—	(5,968)	622	(5,346)	(746)
Balance as of December 31, 2021	128,647,836	129	—	—	453,807	(11,080)	8,170	—	451,026	—
Equity-based compensation	—	—		—	6,730	—	—	—	6,730	—
Issuance of common stock under employee equity plans, net of shares withheld	359,197	—		—	123	—	—	—	123	—
Cumulative translation adjustment	—	—	—	—	—	(34,105)	—	—	(34,105)	—
Net loss	—	—	—	—	—	—	(176,697)	—	(176,697)	—
Balance as of December 31, 2022	129,007,033	$129	—	$—	$460,660	$(45,185)	$(168,527)	$—	$247,077	$—
_________
(1)Excelerate, L.P. was the predecessor entity to a.k.a. Brands Holding Corp. Refer to Note 1, “Description of Business,” for additional information.
The accompanying notes are an integral part of these consolidated financial statements

a.k.a. BRANDS HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$(176,697)	$(6,091)	$14,805
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	6,156	2,694	353
Amortization expense	14,192	14,016	6,409
Amortization of inventory fair value adjustment	707	15,908	—
Amortization of debt issuance costs	647	596	—
Non-cash interest expense	—	11	—
Loss on extinguishment of debt	—	10,924	—
Lease incentives	1,722	361	—
Non-cash operating lease expense	9,779	6,246	—
Equity-based compensation	6,730	8,043	1,380
Deferred income taxes, net	(4,064)	(11,951)	(2,908)
Goodwill impairment	173,786	—	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(602)	(858)	(833)
Inventory	(16,257)	(32,131)	(9,375)
Prepaid expenses and other current assets	6,134	(11,543)	20
Accounts payable	(1,888)	6,038	(2,776)
Income taxes payable	(2,442)	(9,329)	3,688
Accrued liabilities	(7,419)	26,678	8,648
Returns reserve	(2,678)	3,091	863
Deferred revenue	267	7,197	1,493
Lease liabilities	(8,392)	(5,932)	(55)
Net cash provided by (used in) operating activities	(319)	23,968	21,712
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(5,321)	(249,302)	(600)
Purchase of noncontrolling interest	—	(20,198)	—
Purchases of intangible assets	(247)	(841)	(451)
Purchases of property and equipment	(19,746)	(7,734)	(1,328)
Net cash used in investing activities	(25,314)	(278,075)	(2,379)
Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs	—	96,863	—
Payments of costs related to initial public offering	(1,142)	—	—
Proceeds from line of credit, net of issuance costs	40,000	34,150	10,889
Repayment of line of credit	—	(42,204)	(10,099)
Proceeds from issuance of debt, net of issuance costs	(121)	254,134	—
Repayment of debt	(5,600)	(155,762)	—
Taxes paid related to net share settlement of equity awards	(104)	—	—
Proceeds from issuances under equity-based compensation plans	227	—	—
Proceeds from issuance of units	—	82,669	450
Net cash provided by financing activities	33,260	269,850	1,240
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(272)	(1,824)	735
Net increase in cash, cash equivalents and restricted cash	7,355	13,919	21,308
Cash, cash equivalents and restricted cash at beginning of year	41,018	27,099	5,791
Cash, cash equivalents and restricted cash at end of year	$48,373	$41,018	$27,099

a.k.a. BRANDS HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$46,319	$38,832	$26,259
Restricted cash	2,054	2,186	840
Total cash, cash equivalents and restricted cash	$48,373	$41,018	$27,099
Supplemental disclosure of cash flow information:
Interest paid	$6,296	$7,901	$278
Income taxes paid, net of refunds	2,329	20,626	4,875
Supplemental disclosure of non-cash investing activities:
Consideration payable in connection with a business acquisition	$—	$4,901	$—
Fair value of common stock issued in connection with the purchase of mnml	—	17,305	—
Right-of-use asset additions under operating leases	22,237	4,073	2,740
Offering costs not yet paid	—	1,142	—
Debt issuance costs not yet paid	—	121	—
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
As a result of the Culture Kings acquisition in March 2021 (refer to Note 3, “Acquisitions,” for additional information on the Culture Kings acquisition), Excelerate indirectly owned 55% of the equity interests in CK Holdings, LP (“CK Holdings”), which owned 100% of the Company’s Culture Kings business prior to the IPO. The remaining 45% of the equity interests in CK Holdings were held by certain minority investors. Immediately following the New Excelerate Reorganization, the Company completed a series of transactions in which the minority investors exchanged their remaining interests in CK Holdings for 21,809,804 newly issued shares of a.k.a. Brands Holding Corp. common stock. The number of shares issued in exchange for the minority interests was determined based on the relative valuations of CK Holdings and consolidated a.k.a. at the time of the IPO.
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

In connection with the IPO, certain subsidiaries of the Company entered into a senior secured credit facility inclusive of a $100 million term loan and a $50 million revolving line of credit. The Company used borrowings under this senior secured credit facility’s term loan, together with a portion of the proceeds from the IPO, to repay the Fortress Credit Facilities and Summit Notes in full and subsequently terminated them. Refer to Note 8, “Debt,” for additional information.
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
Prior to the IPO, a.k.a. used the two-class method in calculating earnings per unit and had not deemed the incentive units to be potentially dilutive because such shares cannot participate in distributions and earnings of the Company until after the Series A units receive their return of capital plus a specified threshold amount per unit, and such threshold had not been met. Accordingly, basic and diluted earnings per share presented on the consolidated statements of income for all periods prior to the IPO are the same. Post-IPO, the common stock held by New Excelerate includes shares issued in proportion to the ownership interests in respect to the incentive units. Therefore, the impact of the incentive unit ownership is included in the common stock issued and outstanding after the IPO.
Note 2. Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the balances of a.k.a. Brands Holding Corp. and all of its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
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
Concentration of Credit Risk
Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, restricted cash and accounts receivable. Although the Company’s deposits held with banks may exceed the amount of federal insurance provided on such deposits, the Company has not experienced any losses in such accounts. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash and cash equivalents for the amounts reflected on the consolidated balance sheets.
As of December 31, 2022 and 2021, the Company had $21.7 million and $28.2 million, respectively, on deposit in banks outside of the United States.

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
Accounts Receivable
Accounts receivable consists of trade accounts receivable relating to the credit card receivables arising from the sale of products to customers through the Company’s digital platforms. Trade accounts receivable are reported net of an allowance for doubtful accounts. The Company had no allowance for doubtful accounts as of December 31, 2022 and 2021.
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
Deferred Offering Costs
Deferred offering costs consist primarily of legal, accounting and other fees related to the IPO which were recorded in prepaid expenses and other current assets on the consolidated balance sheets prior to the IPO. After the completion of the IPO in September 2021, deferred offering costs of $7.7 million were reclassified to stockholders’ equity and recorded net against the proceeds from the IPO. No offering costs were deferred as of December 31, 2022 or 2021.
Property and Equipment, Net
Property and equipment are recorded at cost, net of accumulated depreciation. Repair and maintenance costs are expensed as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to ten years.

Estimated useful life (years)
Furniture and fixtures	5 - 10 years
Machinery and equipment	5 - 10 years
Computer equipment and capitalized software	3 - 5 years
Buildings and leasehold improvements	Shorter of the lease term or the estimated life of the assets

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
Goodwill and Intangible Assets
Assets acquired and liabilities assumed are measured at fair value as of the acquisition date. Goodwill, which has an indefinite useful life, represents the excess of the purchase price over the fair value of the net assets acquired, including the amount assigned to identifiable intangible assets. The primary drivers that generate goodwill are the value of synergies between the acquired entities and the Company and the acquired assembled workforce, neither of which qualifies as a separately identifiable intangible asset. As of December 31, 2022 and 2021, the Company had goodwill of $167.7 million and $363.3 million, respectively.
Intangible assets, other than goodwill, acquired by the Company include brand names, customer relationships and trademarks. Intangible assets that are fully depreciated as of the last day of a fiscal year are written off during the first quarter of the following year. On January 1, 2022, the Company established a policy to classify all capitalized software, website design and software systems as property and equipment, resulting in a reclassification of such assets and related depreciation and amortization from intangible assets, net, to property and equipment, net. None of the Company’s intangible assets, other than goodwill, are indefinite lived.

Impairment of Long-Lived Assets and Goodwill
The Company’s long-lived assets consist of intangible assets and property and equipment. The Company’s goodwill has an indefinite useful life.
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
As part of the annual goodwill impairment test conducted in the fourth quarter of 2022, the Company concluded that the carrying value of the Company’s Culture Kings and Rebdolls reporting units exceeded their fair values and recorded a total non-cash goodwill impairment charge of $173.8 million during the year ended December 31, 2022. Refer to Note 6, “Goodwill,” for further information. No goodwill impairment was recorded for the years ended December 31, 2021 and 2020.
The Company reviews finite-lived intangible assets and property and equipment for possible impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. This determination includes evaluation of factors such as future asset utilization and future net undiscounted cash flows expected to result from the use of the assets. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value.
The Company’s identifiable intangible assets are typically comprised of customer relationships and brand names. The cost of identifiable assets with finite lives is generally amortized on a straight-line basis over the assets’ respective estimated useful lives, which range from four to ten years.
No impairment losses related to finite-lived intangible assets or property and equipment were recognized during the years ended December 31, 2022, 2021 and 2020.
Leases
The Company generally leases office and warehouse facilities under non-cancellable agreements. Upon each agreement’s commencement date, the Company determines if the agreement is part of an arrangement that is or that contains a lease, determines the lease classification and recognizes right-of-use assets and lease liabilities for all leases with the exception of leases with terms of 12 months or less. The Company accounts for lease and non-lease components as a single lease component. Operating lease right-of-use assets are classified as long-term assets in the consolidated balance sheets. Operating lease liabilities are classified as current lease liabilities and long-term lease liabilities based on when lease payments are due. The Company’s lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms as well as payments for common area maintenance and administrative services. As of December 31, 2022 and 2021, the Company did not have material finance lease arrangements.
Lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected term of the lease commencement date. As most of the Company’s leases do not provide an implicit rate, the Company uses an estimated incremental borrowing rate (“IBR”) based on the information available at the commencement date of the respective lease to determine the present value of future payments. The determination of the IBR requires judgment and is primarily based on the Company’s uncollateralized borrowing rate, adjusted for the impact of collateralization, the lease term and other specific terms included in each lease arrangement. The IBR is determined at the lease commencement and is subsequently reassessed upon a modification to the lease arrangement. The right-of-use asset also includes any lease payments made prior to the commencement date and excludes lease incentives and initial direct costs incurred.
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
Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. As of December 31, 2022, there are no known uncertain tax positions.
Equity-based Compensation
Restricted Stock Units and Stock Options
The Company has granted equity-based awards in the form of restricted stock units and stock options to employees. Equity-based compensation expense related to these equity-based awards is recognized based on the fair value of the awards granted. We estimate the fair value of restricted stock unit awards granted based upon the closing price of our common stock on the grant date. We estimate the fair value of stock option awards granted using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the fair value of the underlying shares of our common stock, the risk-free interest rate, the expected volatility of the price of our common stock, the expected dividend yield of our common stock and the expected term of the equity award. The assumptions used to determine the fair value of the equity awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. The related equity-based compensation expense is recognized on a straight-line basis over the requisite service period of the awards, which is generally three or four years. We account for forfeitures as they occur. If factors change and different assumptions are used, our equity-based compensation expense could be materially different in the future.
These assumptions and estimates are as follows:
•Risk-Free Interest Rate. The risk-free interest rate for the expected term of the equity award is based on the U.S. Treasury yield curve in effect at the time of the grant.

•Expected Volatility. Until we have sufficient trading history for our common stock, the expected volatility is estimated by taking the average historic stock price volatility for industry peers, consisting of several public companies in our industry which are either similar in size, stage of life cycle or financial leverage, over a period equivalent to the expected term of the awards.
•Expected Dividend Yield. We have never declared or paid any cash dividends and do not currently plan to pay cash dividends in the foreseeable future. As a result, an expected dividend yield of zero percent is used.
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
Partnership Units Valuations
For the partnership units granted prior to IPO, the Company relied on valuations prepared by an independent third-party valuation firm in accordance with the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately-Held Company Equity Securities Issued as Compensation. Such valuations were aligned with the Company’s internal valuation approach. Subsequent to the IPO, it is no longer necessary for the Company to estimate the fair value of its partnership units, as no further incentive partnership unit awards will be granted. See Note 12, “Equity-based Compensation,” for additional information.
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
Transactions denominated in a currency other than the functional currency of the entity involved give rise to foreign currency remeasurement gains and losses, which are included in other expense on the consolidated statements of income. Foreign currency transaction losses were $1.6 million, $1.7 million and $0.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
The Company generally provides refunds for goods returned within 30 to 45 days from the original purchase date. A returns reserve is recorded by the Company based on historical refund experience with a corresponding reduction of sales and cost of sales. The returns reserve was $4.0 million and $6.9 million as of December 31, 2022 and 2021, respectively.
The following table presents a summary of the Company’s sales return reserve:

	December 31,
	2022	2021
Beginning balance	$6,887	$3,517
Returns	(101,716)	(80,915)
Allowance	98,797	84,285
Ending balance	$3,968	$6,887

The Company also sells gift cards and issues online credits in lieu of cash refunds or exchanges. Proceeds from the issuance of gift cards and online credits issued are recorded as deferred revenue and recognized as revenue when the gift cards or online credit are redeemed or upon inclusion in gift card and online credit breakage estimates. Breakage estimates are determined based on prior historical experience.
Revenue recognized in net sales on breakage of gift cards and online credit for the years ended December 31, 2022, 2021 and 2020 was $0.2 million, $0.5 million and $0.7 million, respectively.
The following table presents the disaggregation of the Company’s net sales by geography, based on customer address:

	Year Ended December 31,
	2022	2021	2020
United States	$312,977	$270,028	$125,179
Australia	226,929	218,563	67,850
Rest of world	71,832	73,600	22,887
Total	$611,738	$562,191	$215,916
Cost of Sales
Cost of sales consists of the purchase price of merchandise sold to customers and includes import duties and other taxes, freight-in, defective merchandise returned from customers, inventory write-offs and other miscellaneous shrinkage.

Selling Expenses
Selling expenses consist of costs incurred in operating and staffing the fulfillment centers and stores, costs attributable to inspecting and warehousing inventory, picking, packaging and preparing customer orders for shipment, customer service, shipping and other transportation costs incurred in delivering merchandise to customers and customers returning merchandise, merchant processing fees and shipping supplies. The amount of shipping and handling costs included in selling expenses, inclusive of outbound shipping and returned freight costs, was $80.5 million, $70.7 million and $34.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
General and Administrative
General and administrative expenses consist primarily of payroll and related benefit costs and equity-based compensation expense for employees involved in general corporate functions, including merchandising, marketing and technology, and costs associated with the use by these functions of facilities and equipment, including depreciation, rent and other occupancy expenses, and amortization associated with the Company’s intangible assets, including acquired brand names, customer relationships and trademarks.
Other Expense, Net
Other expense, net, consists primarily of interest expense of $7.0 million, $9.5 million and $0.3 million for the years ended December 31, 2022, 2021 and 2020, respectively, foreign currency losses of $1.6 million, $1.7 million and $0.2 million for the years ended December 31, 2022, 2021 and 2020, respectively, and $10.9 million of loss on extinguishment of debt for the year ended December 31, 2021.
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
The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The Company held cash in operating accounts as of December 31, 2022 and 2021.

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
Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill and the allocation of consolidated income taxes to separate financial statements of entities not subject to income tax. The Company adopted this ASU on January 1, 2022, and the adoption did not have a material impact on its consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (ASC 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The pronouncement and amendments help limit the accounting impact from contract modifications, including hedging relationships, due to the transition from the London Inter-Bank Offered Rate (“LIBOR”) to alternative reference rates that are completed by December 31, 2022. The Company adopted this ASU on December 31, 2022, and the adoption did not have a material impact on its financial results, financial position or cash flows from the transition from LIBOR to alternative reference interest rates.

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
(2)The fair value of the acquired intangible assets was determined with the assistance of a valuation specialist and include:

	Fair Value at Acquisition Date	Annual Amortization Expense	Estimated Useful Life in Years
Brand names	$68,354	$6,835	10 years
Customer relationships	4,855	1,214	4 years
Total	$73,209

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
Total acquisition costs incurred by the Company in connection with its purchase of Culture Kings primarily related to third-party legal, accounting and tax diligence fees, were $3.3 million. These costs are recorded in general and administrative expenses in the consolidated statements of income for the year ended December 31, 2021.
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
Since the date of acquisition, March 31, 2021, the results of Culture Kings have been included in the Company’s consolidated results. The following amounts are included in the accompanying consolidated statements of income for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Net sales	$226,369	$196,471
Net loss	(176,086)	(5,899)
The unaudited pro forma financial information below is presented to illustrate the estimated effects of the acquisition of Culture Kings and the associated financing as if they had occurred on January 1, 2020:

	Year Ended December 31,
	2022	2021	2020
Net sales	$611,738	$613,390	$385,048
Net income attributable to a.k.a. Brands Holding Corp.	(176,697)	16,781	9,238
Net income per share, basic and diluted:	$(1.37)	$0.17	$0.11
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
The final fair values of assets acquired and liabilities assumed, as of the date of the acquisition, are as follows:

Accounts receivable, net	$68
Inventory (1)	7,321
Prepaid expenses and other current assets	1,838
Other assets	15
Intangible assets (2)	14,300
Accounts payable	(504)
Deferred income	(164)
Accrued liabilities	(1,794)
Assumed loan	(1,312)
Sales and use tax liability	(1,100)
Deferred income taxes, net	(3,159)
Total net assets acquired	15,509
Goodwill	29,990
Total purchase price, net of cash acquired of $605	$45,499
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

The results of operations of mnml are included in the Company’s consolidated statements of income beginning October 14, 2021. Total net sales of $43.2 million and $11.6 million, as well as net loss attributable to the Company of $(1.9) million and net income attributable to the Company of $1.0 million, of mnml are included in the accompanying consolidated statements of income for the years ended December 31, 2022 and 2021, respectively. Goodwill of $30.0 million, none of which is deductible for tax purposes, represents the excess purchase price over the estimated fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed. The goodwill arising from the acquisition consists largely of anticipated synergies related to combining with the Company’s existing operations.
Total acquisition costs incurred by the Company in connection with the purchase primarily related to third-party legal, accounting and tax diligence fees, were $1.3 million. These costs are recorded in general and administrative expenses in the consolidated statement of income for the year ended December 31, 2021.

Purchase of Noncontrolling Interests
Immediately following the New Excelerate Reorganization (as described in Note 1, “Description of Business”), the Company completed a series of transactions in which the CK Holdings minority investors exchanged their interests in CK Holdings for 21,809,804 newly issued shares of a.k.a. Brands Holding Corp. common stock. The number of shares issued in exchange for the minority interests was determined based on the relative valuations of CK Holdings and the consolidated a.k.a. group at the time of the IPO. This exchange resulted in the elimination of the noncontrolling interest in Culture Kings, with a value of $132.3 million, and an increase in additional paid-in capital with a nominal amount recorded as common stock at a value of $0.001 per issued share in the exchange. Following the completion of this transaction, CK Holdings became a wholly-owned subsidiary of a.k.a. Brands Holding Corp.
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
Note 4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets are comprised of the following:

	December 31,
	2022	2021
Security deposits	$2,945	$741
Inventory prepayments	3,067	14,251
Other	7,366	5,817
Total prepaid expenses and other current assets	$13,378	$20,809
Note 5. Property and Equipment, Net
Property and equipment, net is comprised of the following:

	December 31,
	2022	2021
Furniture and fixtures	$2,367	$1,305
Machinery and equipment	5,188	1,595
Computer equipment and capitalized software	6,015	2,638
Leasehold improvements	24,816	12,457
Total property and equipment	38,386	17,995
Less accumulated depreciation	(9,428)	(3,338)
Total property and equipment, net	$28,958	$14,657
Total depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $6.2 million, $2.7 million and $0.4 million, respectively.

Note 6. Goodwill
The carrying value of goodwill as of December 31, 2022 and 2021, was $167.7 million and $363.3 million, respectively. As part of the annual goodwill impairment test conducted in the fourth quarter of 2022, the Company determined that the carrying value of its Culture Kings and Rebdolls reporting units exceeded their fair values and recorded a total non-cash goodwill impairment charge of $173.8 million during the year ended December 31, 2022. As of December 31, 2022, $60.0 million of goodwill related to Culture Kings remained, while the goodwill related to Rebdolls was fully impaired. The worsening economic trends in the fourth quarter of 2022, including continued inflation and rising interest rates, as well as unfavorable demand due to changing customer preferences towards a mix of online and physical store shopping led the Company to lower its forecasts and expectations for the Culture Kings and Rebdolls reporting units, driving the reduction in their fair values. No goodwill impairment was recorded for the year ended December 31, 2021. Additionally, as part of the annual goodwill impairment test conducted in the fourth quarter of 2022, it was determined that the estimated fair value of the mnml reporting unit exceeded the carrying value by 7%. The carrying value of the associated goodwill was $30.0 million.
The goodwill of acquired companies is primarily related to expected improvements in technology performance and functionality, as well as sales growth from future product and service offerings and new customers, together with certain intangible assets that do not qualify for separate recognition. The goodwill of acquired companies is generally not deductible for tax purposes.
The following table summarizes goodwill activity:

Balance as of December 31, 2020	$88,253
Acquisitions (Note 3)	294,200
Changes in foreign currency translation	(19,148)
Balance as of December 31, 2021	363,305
Impairment	(173,786)
Changes in foreign currency translation	(21,788)
Balance as of December 31, 2022	$167,731
Note 7. Intangible Assets
The gross amounts and accumulated amortization of acquired identifiable intangible assets with finite useful lives as of December 31, 2022 and 2021, included in intangible assets, net in the accompanying consolidated balance sheets, are as follows:

	December 31,
	Useful life	Weighted Average Amortization Period 2022	2022	Weighted Average Amortization Period 2021	2021
Customer relationships	4 years	2.0 years	$21,703	2.5 years	$24,516
Brands	10 years	7.9 years	84,278	8.9 years	100,315
Website design and software system	3 years			2.2 years	1,883
Trademarks	5 years	2.3 years	107	3.3 years	114
Total intangible assets			106,088		126,828
Less accumulated amortization			(29,983)		(28,541)
Total intangible assets, net			$76,105		$98,287
Amortization of acquired intangible assets with finite useful lives is included in general and administrative expenses and was $14.2 million, $13.9 million and $6.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. In September 2022, we completed an intra-entity transfer of certain intellectual property rights related to Culture Kings’ brands to one of our subsidiaries in the U.S., aligning the ownership of these rights with our evolving business. The transferred brands had a gross value of $57.4 million and accumulated amortization of $8.7 million at the time of transfer and the gross value was reset to the net book value of $48.7 million upon completion of the transfer.

Future estimated amortization expense for acquired identifiable intangible assets is as follows:

Year ending December 31:
2023	$10,812
2024	10,288
2025	9,578
2026	8,923
2027	8,423
Thereafter	28,081
Total amortization expense	$76,105
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
The Polly Facility was available to make cash draws, procure letters of credit instruments and for the provision of ancillary facilities. The Polly Facility was due in November 2021, and was therefore classified as a current liability as of December 31, 2020. As of December 31, 2020, the Company had drawn $6.2 million on the Polly Facility and had $0.8 million drawn in letters of credit which were held as collateral under various custom bonds agreements. The Company repaid the outstanding balances under the Polly Facility in full and terminated it in February 2021.
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
Debt Financing for the Culture Kings Acquisition
To fund the acquisition of Culture Kings (refer to Note 3, “Acquisitions,” for additional information), on March 31, 2021, Polly Holdco Pty Ltd. (“Polly Holdco”), a wholly-owned subsidiary of the Company, entered into a debt agreement with a syndicated group, with an affiliate of Fortress Credit Corp as administrative agent, consisting of a $125.0 million term-loan facility and a $25.0 million revolving credit facility.
Polly Holdco also issued $25.0 million in senior subordinated notes to certain debt funds of Summit Partners, a related party of the Company (refer to Note 16, “Related Party Transactions,” for additional information). The combined term loan and senior subordinated notes provided the Company with $144.1 million, net of loan fees of approximately $5.9 million.
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
The senior secured credit facility requires that the Company maintain a maximum total net leverage ratio of 3.50 to 1.00 as of the last day of any fiscal quarter, beginning with the fiscal quarter ended December 31, 2021 through maturity. The senior secured credit facility also requires that the Company maintain a minimum fixed charge coverage ratio of 1.25 to 1.00 as of the last day of any fiscal quarter, beginning with the fiscal quarter ended December 31, 2021 through maturity. In the event that the Company fails to comply with the financial covenant, the Company will have the option to make certain equity contributions, directly or indirectly, to cure any non-compliance with such covenant, subject to certain other conditions and limitations. Beginning with the fiscal year ending December 31, 2022, and continuing annually thereafter, the Company is required to make a mandatory prepayment as a percentage of excess cash flows, as defined by the credit agreement, in the period based on the Company triggering certain net debt leverage ratios. Specifically, a mandatory prepayment of 50% of excess cash flows is required if the Company’s net leverage ratio exceeds 2.25x, and a mandatory prepayment of 25% of excess cash flows is required if the Company’s net leverage ratio is greater than or equal to 1.25x. As of December 31, 2022, the Company was in compliance with all debt covenants and did not have any excess cash flows.
The Company incurred $2.7 million of debt issuance costs in relation to the senior secured credit facility. Of this, $0.9 million relates to the revolving credit facility and is capitalized and included in prepaid and other current assets as deferred financing costs to be amortized over the life of the facility, or 5 years. The remaining $1.8 million of debt issuance costs relates to the term loan and is presented net of outstanding debt in long term debt on the balance sheet. Debt issuance costs are amortized over the life of the outstanding debt, using the effective interest rate method.
In September 2021, the Company used borrowings from the term loan under this senior secured credit facility, together with a portion of the proceeds from the IPO, to repay in full and terminate the previous term loan, revolving credit facility and senior subordinated notes entered into in March 2021 in relation to the Culture Kings acquisition. As part of the repayment, the Company also paid $4.5 million in prepayment penalties and wrote off $6.4 million of unamortized debt issuance costs, all of which is included in the loss on extinguishment of debt in the consolidated statements of income.
In October 2021, the Company borrowed $15.0 million under the revolving line of credit at an initial applicable interest rate of 3.37% and final payoff due on September 24, 2026. The borrowings on the revolving line of credit were used in the acquisition of mnml. In November 2021, subsequent to the draw on the revolver, the Company borrowed $12.0 million of additional term loan under the accordion feature at substantially the same terms as the original term loan. In December 2021, the borrowings from the accordion feature, along with cash on hand, were used to completely repay the borrowings from the revolving line of credit. In connection with the borrowings under the accordion feature, additional debt issuance costs of $0.3 million were incurred and presented net of outstanding debt in long term debt on the balance sheet, to be amortized over the life of the accordion, using the effective interest rate method.

In January 2022, the Company borrowed $15.0 million under the revolving line of credit at an initial applicable interest rate of 3.52% and final payoff due on September 24, 2026. Additionally, in March 2022, the Company borrowed $10.0 million under the revolving line of credit at an initial applicable interest rate of 3.60% and final payoff due on September 24, 2026. In October 2022, the Company borrowed $15.0 million under the revolving line of credit at an initial applicable rate of 6.50% and final payoff due on September 24, 2026.
As of December 31, 2022, the all-in rate (LIBOR plus the applicable margin) for the Company’s term loan and borrowings under the revolving line of credit was 7.48%.
Total Debt and Interest
Outstanding debt consisted of the following:

	December 31,
	2022	2021
Term loan	$105,150	$110,750
Revolving credit facility	40,000	—
Capitalized debt issuance costs	(1,501)	(1,968)
Total debt	143,649	108,782
Less current portion	(5,600)	(5,600)
Total long-term debt	$138,049	$103,182
Interest expense, which included the amortization of debt issuance costs, totaled $7.0 million, $9.5 million and $0.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
The Company’s operating lease costs were as follows:

	Year Ended December 31,
	2022	2021	2020
Operating lease costs	$8,890	$5,823	$1,192
Variable lease costs	609	343	130
Short-term lease costs	430	136	—
Total lease costs	$9,929	$6,302	$1,322
The Company does not have any sublease income and the Company’s lease agreements do not contain any residual value guarantees or material restrictive covenants.

Supplemental cash flow information relating to the Company’s operating leases was as follows:

	Year Ended December 31,
	2022	2021	2020
Cash paid for operating lease liabilities	$6,027	$5,490	$1,193
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	22,237	4,073	—
Other information relating to the Company’s operating leases was as follows:

	As of December 31,
	2022	2021
Weighted-average remaining lease term	7.4 years	6.1 years
Weighted-average discount rate	4.3%	3.9%
As of December 31, 2022, the maturities of operating lease liabilities were as follows:

2023	$8,322
2024	6,688
2025	5,971
2026	5,153
2027	4,944
Thereafter	17,830
Total remaining lease payments	48,908
Less: imputed interest	7,861
Total operating lease liabilities	41,047
Less: current portion	(6,643)
Long-term operating lease liabilities	$34,404
On January 31, 2022, the Company entered into a lease agreement with Forum Shops, LLC to lease approximately 13,425 square feet of selling space located in the Forum Shops at Caesars Palace. The lease commenced in March 2022 and payments began in November 2022 when the store opened. Base rent payments for the first twelve months after the store opened will be approximately $1.7 million and have subsequent annual increases to such cash payments by 3.0% each year through the tenth anniversary of the lease commencement.
Note 10. Income Taxes
Income (loss) from continuing operations before income taxes consisted of the following:

	Year Ended December 31,
	2022	2021	2020
United States	$(7,586)	$(245)	$8,360
Foreign	(173,028)	(4,994)	13,295
Income (loss) from continuing operations before income taxes	$(180,614)	$(5,239)	$21,655

The components of the provision (benefit) for income taxes consisted of the following:

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$1,059	$2,631	$2,108
State	354	733	310
Foreign	(1,208)	7,828	7,099
Total	205	11,192	9,517
Deferred:
Federal	(2,325)	(579)	117
State	(126)	(42)	(17)
Foreign	(1,671)	(9,719)	(2,767)
Total	(4,122)	(10,340)	(2,667)
Income tax expense (benefit)	$(3,917)	$852	$6,850
The provision (benefit) for income taxes differs from the tax computed using the statutory U.S. federal income tax rate of 21% as a result of the following items:

	Year Ended December 31,
	2022	2021	2020
Income tax expense (benefit) at U.S. statutory rate	$(37,929)	$(1,100)	$4,548
State income taxes, net of federal income tax benefit	250	546	246
Permanent differences	266	1,121	467
Foreign tax rate differential	(14,900)	(886)	1,536
Transaction costs	—	(477)	—
Equity-based compensation	860	1,689	—
Goodwill impairment	51,990	—	—
Change in tax basis of Culture Kings’ inventory and intangibles	(2,233)	—	—
Intra-entity transfer of certain intellectual property rights	(1,030)	—	—
Other	(1,191)	(41)	53
Income tax expense (benefit)	$(3,917)	$852	$6,850
The foreign tax rate differential relates to differences between the income tax rates in effect in the foreign countries in which the Company operates, in particular Australia where the corporate tax rate is 30%.

The components of net deferred tax assets (liabilities) were as follows:

	Year Ended December 31,
	2022	2021
Deferred tax assets:
Transaction costs	$1,327	$2,129
Property and equipment	1,217	439
Accruals and reserves	3,706	4,397
Lease liabilities	10,949	7,005
Inventory	273	1,653
Foreign exchange gains / losses	150	92
Loss carryforwards	6,874	—
Subtotal	24,496	15,715
Less: Valuation allowance	(4,755)	—
Total deferred tax assets	19,741	15,715
Deferred tax liabilities:
Intangible assets	(8,372)	(11,557)
Right-of-use assets	(10,668)	(7,041)
Other	85	(37)
Total deferred tax liabilities	(18,955)	(18,635)
Net deferred assets (liabilities)	$786	$(2,920)
As of December 31, 2022, the Company had a $7.1 million Australian net operating loss carryforward and a $15.8 million Australian capital loss carryforward on the intra-entity transfer of certain intellectual property rights from Australia to the U.S. As of December 31, 2021, the Company had no net operating loss or capital loss carryforwards. The net operating loss and capital loss carryforwards have no expiration. The Company recorded a full valuation allowance on the capital loss carryforward as of December 31, 2022.
The Company had gross deferred tax assets of $24.5 million and $15.7 million and gross deferred tax liabilities of $19.0 million and $18.6 million at December 31, 2022 and 2021, respectively. Management has determined the gross deferred tax assets are more likely than not realizable, except for the capital loss carryforward.
The Company has not provided deferred taxes on unremitted earnings attributable to foreign subsidiaries that have been considered permanently reinvested. As of December 31, 2022, there are no unremitted earnings from these operations.
As of December 31, 2022 and 2021, the Company had no uncertain tax positions.
The Company is subject to taxation in the United States, Cayman Islands and Australia. For U.S. federal income tax purposes, 2019 and later tax years remain open for examination by the tax authorities under the normal three-year statute of limitations. For major U.S. states, 2018 and later tax years remain open for examination by the tax authorities under a four-year statute of limitations. For Australia, 2018 and subsequent tax years remain subject to examination.
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

Note 11. Accrued Liabilities
Accrued liabilities consisted of the following:

	December 31,
	2022	2021
Accrued salaries and other benefits	$10,569	$11,746
Accrued freight costs	5,064	9,199
Sales tax payable	15,999	20,008
Accrued marketing costs	2,566	2,543
Accrued professional services	2,509	1,698
Other accrued liabilities	3,099	8,181
Total accrued liabilities	$39,806	$53,375
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
A total of 1,225,067 shares of the Company’s common stock were initially reserved for issuance under the ESPP. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2022, by the lesser of 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the compensation committee of the Company’s board of directors.

The offering periods of the ESPP will be six months long and are anticipated to be offered twice per year. The price at which common stock is purchased under the ESPP is equal to 85% of the fair market value of a share of the Company’s common stock on the first or last day of the offering period, whichever is lower. The fair value of the discount and the look-back period are estimated using the Black-Scholes option pricing model.
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
Grant Activity
Stock Options
The 2021 Plan provides for the issuance of incentive and nonqualified stock options. Under the 2021 Plan, the exercise price of a stock option shall not be less than the fair market value of one share of the Company’s common stock on the date of grant. Stock options have a contractual term, or the period during which they are exercisable, not to exceed ten years from the date of grant, and generally vest over time or based on performance. As of December 31, 2022, all stock option grants have been time-based.
A summary of the Company's time-based stock option activity under the 2021 Plan was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance as of December 31, 2020	—	$—	—	$—
Granted	273,026	9.50
Exercised	—	—
Forfeited/Repurchased	—	—
Balance as of December 31, 2021	273,026	9.50	9.73	—
Granted	234,453	3.97
Exercised	—	—
Forfeited/Repurchased	—	—
Balance as of December 31, 2022	507,479	6.95	9.04	—
Vested as of December 31, 2022	90,666	9.50	8.73	—
As of December 31, 2022, there was $1.3 million of total unrecognized compensation cost related to unvested stock options issued under the 2021 Plan, which is expected to be recognized over a weighted average period of 2.5 years.
The assumptions that the Company used to determine the grant date fair value of stock options granted under the 2021 Plan during the years ended December 31, 2022 and 2021 were as follows, presented on a weighted-average basis:

	Year Ended December 31,
	2022	2021
Risk free interest rate	2.96%	1.00%
Expected volatility	65.34%	51.32%
Expected dividend yield	—%	—%
Expected term	5.85 years	6.08 years

Restricted Stock Units
The 2021 Plan provides for the issuance of restricted stock units (“RSUs”). RSUs issued prior to March 31, 2022 vest over four years while all RSUs issued after that date vest over three years.
A summary of the Company's RSU activity under the 2021 Plan was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of December 31, 2020	—	$—
Granted	915,480	10.04
Vested	—	—
Forfeited/Repurchased	—	—
Balance as of December 31, 2021	915,480	10.04
Granted	3,911,604	1.78
Vested	(262,943)	9.85
Forfeited/Repurchased	(153,832)	9.70
Balance as of December 31, 2022	4,410,309	$2.73
As of December 31, 2022, there was $11.0 million of total unrecognized compensation cost related to unvested RSUs issued under the 2021 Plan, which is expected to be recognized over a weighted average period of 2.6 years.
Incentive Units
The 2018 Plan provided for the issuance of time-based incentive units and performance-based incentive units. Time-based incentive units generally vest over four years. Performance-based incentive units vested upon the satisfaction of the performance condition as described further below.
Time-Based Incentive Partnership Units
The following table summarizes time-based incentive unit activity under the 2018 Plan:

	Number of Units	Weighted Average Grant Date Fair value	Weighted Average Participation Threshold	Aggregate Intrinsic Value
Balance as of December 31, 2019	3,403,967	$0.48	$1.02	$2,218
Granted	5,507,644	1.37	1.27
Vested	(1,200,934)	0.47	1.02
Forfeited/Repurchased	(1,463,051)	0.45	1.02
Balance as of December 31, 2020	6,247,626	1.27	1.24	23,688
Granted	2,079,417	0.90	6.36
Vested	(2,351,230)	1.21	1.22
Forfeited/Repurchased	—	—	—
Balance as of December 31, 2021	5,975,813	1.16	3.04	14,162
Granted	—	—	—
Vested	(2,511,311)	1.15	3.02
Forfeited/Repurchased	(100,646)	0.46	1.83
Balance as of December 31, 2022	3,363,856	1.43	1.55	—
Vested as of December 31, 2022	5,873,581
As of December 31, 2022, there was $4.3 million of total unrecognized compensation cost related to unvested time-based incentive units issued under the 2018 Plan, which is expected to be recognized over a weighted average period of 1.8 years.

While there were no time-based incentive units granted under the 2018 Plan during the year ended December 31, 2022, the assumptions that the Company used to determine the grant date fair value of time-based incentive units granted under the 2018 Plan for the years ended December 31, 2021 and 2020 were as follows, presented on a weighted-average basis:

	Year Ended December 31,
	2021	2020
Risk free interest rate	0.16%	0.24%
Expected volatility	50%	50%
Expected dividend yield	0%	0%
Expected term	2.87 years	3.14 years
Performance-Based Incentive Units
Performance-based incentive units vest upon the satisfaction of a performance condition and become exercisable upon the satisfaction of the market condition. The performance condition was satisfied upon the occurrence of the IPO. As it was not deemed probable until it occurred, all compensation expense related to these awards was recognized at the date of the IPO. The market condition is satisfied upon the initial investor in Excelerate, L.P. receiving an aggregate return equal to three times its aggregate investment. As of December 31, 2022, all outstanding performance-based incentive units had been fully expensed.
The following table summarizes performance-based incentive unit activity under the 2018 Plan:

	Number of Units	Weighted Average Grant Date Fair value	Weighted Average Participation Threshold	Aggregate Intrinsic Value
Balance as of December 31, 2019	2,322,372	$0.33	$1.02	$1,534
Granted	3,394,379	1.09	1.24
Forfeited	(1,254,987)	0.30	1.01
Balance as of December 31, 2020	4,461,764	0.91	1.19	17,137
Granted	932,124	1.01	6.09
Vested	(5,393,888)	0.93	2.04
Forfeited	—	—	—
Balance as of December 31, 2021	—	—	—
Vested as of December 31, 2021	5,393,888
The grant date fair value of the performance-based incentive units was determined using the Black-Scholes option pricing model, modified to allow for vesting only if the value at the distribution date is at or above the performance threshold.
Transition Agreement
During the year ended December 31, 2020, the Company entered into a transition agreement with a former executive whereby all unvested incentive units were forfeited upon her termination. Pursuant to the terms of this transition agreement, the former executive retained 261,287 vested incentive units following her termination. As permitted by the original terms of the incentive units, the Company exercised its right to repurchase the former executive’s remaining 802,634 vested incentive units for total cash consideration of $1.1 million payable within a certain period following her termination. As of December 31, 2021, the consideration payable was deducted from additional paid-in capital as it did not exceed the fair value of the repurchased incentive units as of the date of repurchase. The units were repurchased in 2022.
ESPP Purchase Rights
The Company’s initial six-month offering period for the ESPP ended on November 30, 2022. There were 148,181 shares purchased using ESPP purchase rights with a weighted average purchase price of $1.53 during the year ended December 31, 2022.

Equity-Based Compensation Expense
The Company recognizes compensation expense in general and administrative expenses within operating expenses for stock options, RSUs, ESPP purchase rights and time-based incentive units granted prior to the IPO by amortizing the grant date fair value on a straight-line basis over the expected vesting period to the extent the vesting of the grant is considered probable. The Company recognized compensation expense for performance-based incentive units granted prior to the IPO at the date of IPO. The Company recognizes equity-based award forfeitures in the period such forfeitures occur.
The following table summarizes the Company’s equity-based compensation expense by award type for all Plans:

	Year Ended December 31,
	2022	2021	2020
Stock options	$495	$95	$—
RSUs	2,943	655	—
ESPP purchase rights	188	—	—
Time-based incentive units	3,104	2,390	1,380
Performance-based incentive units	—	4,903	—
Total	$6,730	$8,043	$1,380
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
Note 14. Net Income (Loss) Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share and a reconciliation of the weighted average number of shares outstanding:

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net income (loss) attributable to a.k.a. Brands Holding Corp.	$(176,697)	$(5,968)	$14,334
Denominator:
Weighted-average common shares outstanding, basic and diluted	128,716,710	93,231,377	69,846,362
Net income (loss) per share:
Net income (loss) per share, basic and diluted	$(1.37)	$(0.06)	$0.21
Due to the reorganization transactions as described in Note 1 “Description of Business,” for periods prior to our IPO in September 2021, a split of units held by New Excelerate investors into a proportionate amount of shares of the Company’s common stock is reflected in the weighted-average common shares outstanding. The Company used the two-class method in calculating net income per share historically, as it related to the outstanding incentive units. However, for all periods prior to the IPO, there were no potentially dilutive securities. Accordingly, basic and diluted net income per share presented herein and in the consolidated statements of income for all periods prior to the IPO are the same.

Basic net income (loss) per share is calculated by dividing net income (loss) attributable to a.k.a. Brands Holding Corp. for the period by the weighted-average number of shares of common stock for the period. Diluted net income (loss) per share has been calculated in a manner consistent with that of basic net income (loss) per share while giving effect to shares of potentially dilutive stock option and RSU grants outstanding during the period, if applicable. Due to the net loss attributable to a.k.a. Brands Holding Corp. for the years ended December 31, 2022 and 2021, no potentially dilutive securities had an impact on diluted loss per share for such periods. There were no potentially dilutive stock option or RSU grants outstanding during the year ended December 31, 2020. For the years ended December 31, 2022 and 2021, 1,354,852 and 78,424 shares, respectively, were excluded from the calculation of weighted-average diluted common shares outstanding as they had an anti-dilutive effect.
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
Related Party Debt Financing
In connection with the acquisition of Culture Kings (refer to Note 3, “Acquisitions,” for additional information), on March 31, 2021, Polly Holdco, a wholly-owned subsidiary of the Company, issued $25.0 million in senior subordinated notes to an affiliate of Summit, a global investment firm who has a majority ownership interest in the Company. The senior subordinated notes were subsequently paid in full and terminated in connection with the IPO (refer to Note 8, “Debt,” for additional information).
Note 17. Subsequent Events
The Company has evaluated subsequent events occurring through March 9, 2023, the date that these financial statements were originally available to be issued, and determined the following subsequent events occurred that would require disclosure in these financial statements.
Rebdolls
In March 2023, the Company completed the sale of its Rebdolls reporting unit back to its founder. Upon close of the transaction, the Company expects to record a pre-tax loss of approximately $1.1 million in other expense, net in its consolidated statements of income in the first quarter of fiscal year 2023.
Partial Repayment of Revolving Line of Credit
On February 21, 2023, the Company repaid $6.0 million of the outstanding balance on its revolving line of credit. The remaining balance is due on September 24, 2026.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the fiscal year covered by this Annual Report on Form 10-K. This evaluation is performed to determine whether our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Due to the material weaknesses described below, our chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2022. Nevertheless, based on the performance of additional procedures by management designed to ensure reliability of financial reporting, the Company’s management has concluded that, notwithstanding the material weaknesses described below, the consolidated financial statements, included in this Form 10-K, fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. GAAP.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management evaluated the design and operating effectiveness of the Company's internal control over financial reporting based on the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Our internal control over financial reporting includes policies and procedures that:
•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with management and directors of the Company's authorization; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022. Based on this evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2022 given the previously identified material weaknesses have not been remediated as of year end.
Our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Material Weaknesses
We have identified two material weaknesses in the design and operation of our internal control over financial reporting in connection with the preparation of our financial statements, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, that had not been remediated as of December 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company’s management, including our chief executive officer and chief financial officer, concluded that, as of December 31, 2022:
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
We have taken numerous steps to address the underlying causes of this material weakness. We have hired additional experienced financial reporting personnel and put new processes in place to achieve complete, accurate and timely financial reporting. We have also hired a third-party consulting firm with expertise to help us design, implement and document our internal controls across the organization. We have continued with controls implementation, enhanced documentation, understanding of certain processes and have given additional training to individuals performing and overseeing these processes and controls. We have also implemented a monitoring system to provide more timely information on control performance and have increased our oversight capabilities across the company.
Material weakness related to appropriate segregation of duties in our manual and information technology-based business processes.
Last year, we commenced a process to (i) identify key systems and processes that require improved documentation, (ii) implement enhanced standards designed to meet the requirements of the Sarbanes-Oxley Act for segregation of duties, (iii) review the design of applicable internal controls and assess any required amendments and (iv) increase the training of accounting and finance staff in relevant areas.
While progress has been made to remediate both of the material weaknesses above, as of December 31, 2022, we are still in the process of developing and implementing the enhanced processes and procedures and testing the operating effectiveness of these improved controls. We have provided process and controls training and have incorporated ongoing training and monitoring as part of our overall control environment. We have implemented and continue to implement control improvements and have focused on the increased operational effectiveness of our controls. We believe our actions will be effective in remediating the material weaknesses, and we continue to devote significant time and attention to these efforts. In addition, the material weaknesses will not be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weaknesses above were not remediated as of December 31, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be set forth in our Proxy Statement for the 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”) to be filed with the SEC within 120 days of our fiscal year ended December 31, 2022 and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be set forth in our 2023 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be set forth in our 2023 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth in our 2023 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be set forth in our 2023 Proxy Statement and is incorporated herein by reference.

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
3. Exhibits
The following exhibits are filed herewith or incorporated by reference herein:

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation of a.k.a. Brands Holding Corp., filed with the Delaware Secretary of State on September 21, 2021	8-K	001-40828	September 27, 2021	3.1
3.2	Amended and Restated Bylaws of a.k.a. Brands Holding Corp., effective September 21, 2021	8-K	001-40828	September 27, 2021	3.2
4.1	Registration Rights Agreement, dated September 24, 2021, by and among a.k.a. Brands Holding Corp. and the other signatories party thereto	8-K	001-40828	September 27, 2021	4.1
4.2*	Description of a.k.a. Brands Holding Corp.’s securities
10.1	Stockholders Agreement, dated June 23, 2021, by and among a.k.a. Brands Holding Corp., New Excelerate, L.P., and certain other equityholders of the Registrant party thereto	S-1	333-259028	August 24, 2021	10.2
10.2	Form of Indemnification Agreement between a.k.a. Brands Holding Corp. and its directors and officers	S-1	333-259028	August 24, 2021	10.3
10.3	Director Nomination Agreement, dated as of September 24, 2021, by and among a.k.a. Brands Holding Corp. and the other signatories party thereto	8-K	001-40828	September 27, 2021	10.1
10.4	Syndicated Facility Agreement, dated as of September 24, 2021, by and among a.k.a. Brands Holding Corp., KeyBank National Association and the other signatories party thereto	8-K	001-40828	September 27, 2021	10.2
10.5†	a.k.a. Brands Holding Corp. 2021 Omnibus Incentive Plan	S-8	333-259753	September 24, 2021	10.1
10.6†	Form of Incentive Stock Option Agreement	S-8	333-259753	September 24, 2021	10.2
10.7†	Form of Restricted Stock Unit Agreement	S-8	333-259753	September 24, 2021	10.3
10.8†	Form of Restricted Stock Agreement	S-8	333-259753	September 24, 2021	10.4
10.9†	a.k.a. Brands Holding Corp. 2021 Employee Stock Purchase Plan	S-8	333-259753	September 24, 2021	10.5
10.10†	Employment Agreement, dated April 21, 2020, by and between Excelerate US, Inc. and Jill Ramsey	S-1	333-259028	August 24, 2021	10.10
10.11†*	Employment Agreement, dated April 8, 2021, by and between Excelerate US, Inc. and Ciaran Long
10.12†	Employment Agreement, dated October 15, 2020, by and between Excelerate US, Inc. and Michael Trembley	S-1	333-259028	August 24, 2021	10.12
21.1*	Subsidiaries of a.k.a. Brands Holding Corp.
23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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
ITEM 16. FORM 10-K SUMMARY
Not Applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

a.k.a. Brands Holding Corp.

Dated: March 9, 2023	By:	/s/ Jill Ramsey
	Name:	Jill Ramsey
	Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jill Ramsey	Chief Executive Officer and Director	March 9, 2023
Jill Ramsey	(Principal Executive Officer)

/s/ Ciaran Long	Chief Financial Officer	March 9, 2023
Ciaran Long	(Principal Financial Officer and Principal Accounting Officer)

/s/ Simon Beard	Director	March 9, 2023
Simon Beard

/s/ Wesley Bryett	Director	March 9, 2023
Wesley Bryett

/s/ Christopher Dean	Chairman of the Board of Directors	March 9, 2023
Christopher Dean

/s/ Ilene Eskenazi	Director	March 9, 2023
Ilene Eskenazi

/s/ Sourav Ghosh	Director	March 9, 2023
Sourav Ghosh

/s/ Matthew Hamilton	Director	March 9, 2023
Matthew Hamilton

/s/ Myles McCormick	Director	March 9, 2023
Myles McCormick

/s/ Kelly Thompson	Director	March 9, 2023
Kelly Thompson