Form 10-Q
period 2023-03-31
A.K.A. BRANDS HOLDING CORP.
filed 2023-05-10
CIK 1865107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________________________________
FORM 10-Q
__________________________________________________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 8, 2023, the registrant had 129,113,108 shares of common stock outstanding.

a.k.a. BRANDS HOLDING CORP.
FORM 10-Q

FORWARD-LOOKING STATEMENTS
All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, or that describe our plans, goals, intentions, objectives, strategies, expectations, beliefs and assumptions, are forward-looking statements. The words “believe,” “may,” “might,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “project,” “plan,” “objective,” “could,” “would,” “should” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. We caution that the forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of known and unknown risks, uncertainties and assumptions that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Factors that could contribute to these differences include, among other things:
•economic downturns and market conditions beyond our control, including periods of inflation;
•our ability to regain compliance with the minimum share price listing standard of the New York Stock Exchange (the “NYSE”) within the applicable cure period and our ability in the future to comply with the NYSE listing standards and maintain the listing of our common stock on the NYSE;
•the quality of global financial markets;
•risks related to doing business in China, including changes in the political and economic policies of the Chinese government or in relations between China and the United States;
•rapid changes in consumer preferences in the apparel, footwear and accessories industry;
•our ability to acquire new customers in a cost-effective manner;
•our ability to retain existing customers and maintain average order value levels;
•the effectiveness of our marketing and our ability to maintain high customer traffic;
•the rate of merchandise returns;
•our ability to manage inventory effectively;
•our ability to procure sufficient quantities of third-party merchandise on favorable terms;
•our ability to identify brands to acquire or to integrate and manage our acquisitions and investments effectively;
•the effectiveness of our growth strategy;
•our ability to expand into new markets;
•risks related to doing business internationally;
•interruptions in or increased costs of shipping;
•risks related to our direct-to-consumer business model;
•risks related to our use of social media and influencers in marketing, including potential impact to our reputation or regulatory scrutiny;
•our ability to achieve projected results or to meet the expectations of securities analysts or investors;
•fluctuations in our operating results;
•our ability to track our key operating metrics accurately;
•our ability to maintain our corporate integrity or the image and reputation of our brands;
•potential liability for uncollected sales tax in certain jurisdictions;
•foreign currency exchange rate fluctuations;
•the effects of weather conditions, natural disasters or other unexpected events, including global health crises;
•our ability to attract or retain key personnel, manage executive officer succession effectively or hire, develop and motive key employees;
•risks related to our decentralized brand management structure;
•increases in labor costs or fluctuations in wage rates or the price, availability or quality of raw materials and finished goods;
•risks related to distribution, including expansion of the capacity of our fulfillment centers;

•our ability to meet stakeholder expectations for ethically- and sustainably-sourced fashion;
•declines in the fair value of intangible assets or of a business unit;
•our ability to comply with changing laws or regulations or contractual or other obligations related to data privacy and security;
•our reliance upon third-party suppliers and manufacturers;
•changes in accounting standards and subjective assumptions, estimates and judgments by management relating to complex accounting matters;
•our and our suppliers’ compliance with laws or regulations regarding consumer protection, promotions, safety or other matters;
•risks related to climate change;
•our ability to comply with changing U.S., Australian or international trade policy, tariff or import/export regulations;
•our reliance on overseas manufacturing and supply partners, including vendors located in jurisdictions presenting an increased risk of bribery and corruption;
•inadequacy, interruption or integration or security failure of our and third parties’ information technology systems;
•security breaches or resulting loss, theft, misuse or unauthorized disclosure or access of customer, supplier or sensitive company information;
•risks related to customer use of mobile devices to shop;
•restrictions or changes to “cookie” technology as a means of tracking consumer behavior;
•third-party claims of infringement, misappropriation or other violation of intellectual property rights;
•our ability to adequately establish, maintain, protect or enforce our intellectual property or proprietary rights, or prevent third parties from making unauthorized use of such rights, such as by counterfeiting of our products;
•risks related to collecting payments from customers;
•system interruptions that impair customer access to our sites or other performance failures in our technology infrastructure;
•the impact of our indebtedness, including future indebtedness, on our business and growth prospects;
•our ability to service our indebtedness;
•limitations on our operations as a result of restrictive covenants in our financing documents;
•our ability to refinance our indebtedness;
•our ability to raise capital or generate cash flows necessary to expand our operations;
•risks related to Summit’s control of us;
•volatility in our stock price, including as a result of sales of substantial amounts of our common stock;
•our ability to develop and maintain proper and effective internal control over financial reporting; and
•the other risk factors set forth elsewhere in this Quarterly Report on Form 10-Q and under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2023 (the “2022 Form 10-K”).
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$30,224	$46,319
Restricted cash	2,020	2,054
Accounts receivable	3,309	3,231
Inventory, net	112,496	126,533
Prepaid income taxes	7,088	6,089
Prepaid expenses and other current assets	13,592	13,378
Total current assets	168,729	197,604
Property and equipment, net	27,638	28,958
Operating lease right-of-use assets	39,179	37,317
Intangible assets, net	72,864	76,105
Goodwill	165,335	167,731
Deferred tax assets	917	1,070
Other assets	804	853
Total assets	$475,466	$509,638
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,544	$20,903
Accrued liabilities	30,657	39,806
Sales returns reserve	4,944	3,968
Deferred revenue	10,863	11,421
Operating lease liabilities, current	6,466	6,643
Current portion of long-term debt	6,300	5,600
Total current liabilities	75,774	88,341
Long-term debt	126,062	138,049
Operating lease liabilities	36,545	34,404
Other long-term liabilities	1,497	1,483
Deferred income taxes	96	284
Total liabilities	239,974	262,561
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; zero shares issued or outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 129,089,620 and 128,647,836 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	129	129
Additional paid-in capital	462,553	460,660
Accumulated other comprehensive loss	(49,110)	(45,185)
Accumulated deficit	(178,080)	(168,527)
Total stockholders’ equity	235,492	247,077
Total liabilities and stockholders’ equity	$475,466	$509,638
The accompanying notes are an integral part of these condensed consolidated financial statements.

a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Net sales	$120,485	$148,319
Cost of sales	51,985	64,123
Gross profit	68,500	84,196
Operating expenses:
Selling	34,406	40,364
Marketing	14,777	15,705
General and administrative	25,868	24,778
Total operating expenses	75,051	80,847
Income (loss) from operations	(6,551)	3,349
Other expense, net:
Interest expense	(2,851)	(1,259)
Other income (expense)	(1,034)	88
Total other expense, net	(3,885)	(1,171)
Income (loss) before income taxes	(10,436)	2,178
Benefit from (provision for) income taxes	883	(653)
Net income (loss)	$(9,553)	$1,525
Net income (loss) per share:
Basic	$(0.07)	$0.01
Diluted	$(0.07)	$0.01
Weighted average shares outstanding:
Basic	129,040,617	128,647,836
Diluted	129,040,617	128,653,421
The accompanying notes are an integral part of these condensed consolidated financial statements.

a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$(9,553)	$1,525
Other comprehensive income (loss):
Currency translation	(3,925)	14,405
Total comprehensive income (loss)	$(13,478)	$15,930
The accompanying notes are an integral part of these condensed consolidated financial statements.

a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share and unit data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	129,007,033	$129	$460,660	$(45,185)	$(168,527)	$247,077
Equity-based compensation	—	—	1,936	—	—	1,936
Issuance of common stock under employee equity plans, net of shares withheld	82,587	—	(43)	—	—	(43)
Cumulative translation adjustment	—	—	—	(3,925)	—	(3,925)
Net loss	—	—	—	—	(9,553)	(9,553)
Balance as of March 31, 2023	129,089,620	$129	$462,553	$(49,110)	$(178,080)	$235,492

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	128,647,836	$129	$453,807	$(11,080)	$8,170	$451,026
Equity-based compensation	—	—	1,368	—	—	1,368
Cumulative translation adjustment	—	—	—	14,405	—	14,405
Net income	—	—	—	—	1,525	1,525
Balance as of March 31, 2022	128,647,836	$129	$455,175	$3,325	$9,695	$468,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(9,553)	$1,525
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	2,452	1,163
Amortization expense	2,988	4,054
Amortization of inventory fair value adjustment	—	707
Amortization of debt issuance costs	158	164
Lease incentives	334	—
Loss on disposal of reporting unit	951	—
Non-cash operating lease expense	1,753	2,340
Equity-based compensation	1,936	1,368
Deferred income taxes, net	(9)	(271)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(107)	(808)
Inventory	11,536	(3,132)
Prepaid expenses and other current assets	(602)	(1,759)
Accounts payable	(4,010)	(6,956)
Income taxes payable	(1,120)	(2,127)
Accrued liabilities	(8,463)	(4,937)
Returns reserve	1,026	(1,788)
Deferred revenue	(314)	(2,805)
Lease liabilities	(1,916)	(1,641)
Net cash used in operating activities	(2,960)	(14,903)
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(2,095)
Purchases of intangible assets	(26)	—
Purchases of property and equipment	(1,854)	(2,608)
Net cash used in investing activities	(1,880)	(4,703)
Cash flows from financing activities:
Payments of costs related to initial public offering	—	(1,142)
Proceeds from line of credit, net of issuance costs	—	25,000
Repayment of line of credit	(10,000)	—
Proceeds from issuance of debt, net of issuance costs	—	(121)
Repayment of debt	(1,400)	(1,400)
Taxes paid related to net share settlement of equity awards	(43)	—
Net cash provided by (used in) financing activities	(11,443)	22,337
Effect of exchange rate changes on cash, cash equivalents and restricted cash	154	(77)
Net increase (decrease) in cash, cash equivalents and restricted cash	(16,129)	2,654
Cash, cash equivalents and restricted cash at beginning of period	48,373	41,018
Cash, cash equivalents and restricted cash at end of period	$32,244	$43,672

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$30,224	$41,166
Restricted cash	2,020	2,506
Total cash, cash equivalents and restricted cash	$32,244	$43,672
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
Note 2. Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The Company’s unaudited condensed consolidated interim financial statements have been prepared in accordance with Article 10 of the SEC’s Regulation S-X. As permitted under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles in the United States (“GAAP”) can be condensed or omitted. These financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of our financial information. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2022 which are included in the 2022 Form 10-K. The year-end condensed consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by GAAP. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2023 or for any other interim period or for any other future year. The accompanying condensed consolidated financial statements include the balances of the Company and all of its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
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

The Company generally provides refunds for goods returned within 30 to 45 days from the original purchase date. A returns reserve is recorded by the Company based on historical refund experience with a corresponding reduction of sales and cost of sales. The returns reserve was $4.9 million and $4.0 million as of March 31, 2023 and December 31, 2022, respectively.
The following table presents a summary of the Company’s sales return reserve:

Balance as of December 31, 2021	$6,887
Returns	(101,716)
Allowance	98,797
Balance as of December 31, 2022	3,968
Returns	(20,754)
Allowance	21,730
Balance as of March 31, 2023	$4,944
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
Revenue recognized in net sales on breakage of gift cards and online credit for both the three months ended March 31, 2023 and 2022 was $0.3 million and $0.2 million, respectively.
The following table presents the disaggregation of the Company’s net sales by geography, based on customer address:

	Three Months Ended March 31,
	2023	2022
U.S.	$72,626	$77,668
Australia	35,703	51,895
Rest of world	12,156	18,756
Total	$120,485	$148,319
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

Note 3. Disposals
Rebdolls
In March 2023, the Company completed the sale of its Rebdolls reporting unit back to its founder. Upon close of the transaction, the Company recorded a pre-tax loss of $1.0 million in other expense, net in its condensed consolidated statements of income in the first quarter of fiscal year 2023. As part of the sale, the Company retained an 18% ownership in Rebdolls, but no further rights related to Rebdolls. Such investment was determined to have no value, as recovery of any amount was deemed remote.
Note 4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets are comprised of the following:

	March 31, 2023	December 31, 2022
Security deposits	$3,406	$2,945
Inventory prepayments	3,716	3,067
Other	6,470	7,366
Total prepaid expenses and other current assets	$13,592	$13,378
Note 5. Property and Equipment, Net
Property and equipment, net is comprised of the following:

	March 31, 2023	December 31, 2022
Furniture and fixtures	$2,381	$2,367
Machinery and equipment	5,523	5,188
Computer equipment and capitalized software	6,284	6,015
Leasehold improvements	24,651	24,816
Total property and equipment	38,839	38,386
Less: accumulated depreciation	(11,201)	(9,428)
Total property and equipment, net	$27,638	$28,958
Total depreciation expense was $2.5 million and $1.2 million for the three months ended March 31, 2023 and 2022, respectively.
Note 6. Goodwill
The carrying value of goodwill, as of March 31, 2023 and December 31, 2022, was $165.3 million and $167.7 million, respectively. No goodwill impairment was recorded during the three months ended March 31, 2023 or 2022.
The goodwill of the acquired companies is primarily related to expected improvements in technology performance and functionality, as well as sales growth from future product and service offerings and new customers, together with certain intangible assets that do not qualify for separate recognition. The goodwill of acquired companies is generally not deductible for tax purposes.
The following table summarizes goodwill activity:

Balance as of December 31, 2022	$167,731
Changes in foreign currency translation	(2,396)
Balance as of March 31, 2023	$165,335

Note 7. Intangible Assets
The gross amounts and accumulated amortization of acquired identifiable intangible assets with finite useful lives as of March 31, 2023 and December 31, 2022, included in intangible assets, net in the accompanying condensed consolidated balance sheets, are as follows:

		March 31, 2023		December 31, 2022
	Useful life	Weighted Average Amortization Period 2023	2023	Weighted Average Amortization Period 2022	2022
Customer relationships	4 years	1.8 years	$21,420	2.0 years	$21,703
Brands	10 years	7.6 years	83,765	7.9 years	84,278
Trademarks	5 years	2.0 years	105	2.3 years	107
Total intangible assets			105,290		106,088
Less: accumulated amortization			(32,426)		(29,983)
Total intangible assets, net			$72,864		$76,105
Amortization of acquired intangible assets with finite useful lives is included in general and administrative expenses and was $3.0 million and $4.1 million for the three months ended March 31, 2023 and 2022, respectively.
Future estimated amortization expense for acquired identifiable intangible assets is as follows:

Amortization Expense
Year ending December 31:
Remainder of 2023	$8,020
2024	10,240
2025	9,530
2026	8,838
2027	8,376
Thereafter	27,860
Total amortization expense	$72,864
Note 8. Debt
Senior Secured Credit Facility
On September 24, 2021, in connection with the closing of the IPO, certain subsidiaries of the Company entered into a senior secured credit facility inclusive of a $100.0 million term loan and a $50.0 million revolving line of credit, as well as an option for additional term loan of up to $50.0 million through an accordion feature. Key terms and conditions of each facility were as follows as of March 31, 2023:
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

The senior secured credit facility requires that the Company maintain a maximum total net leverage ratio of 3.50 to 1.00 as of the last day of any fiscal quarter, beginning with the fiscal quarter ended December 31, 2021 through maturity. The senior secured credit facility also requires that the Company maintain a minimum fixed charge coverage ratio of 1.25 to 1.00 as of the last day of any fiscal quarter, beginning with the fiscal quarter ended December 31, 2021 through maturity. In the event that the Company fails to comply with the financial covenant, the Company will have the option to make certain equity contributions, directly or indirectly, to cure any non-compliance with such covenant, subject to certain other conditions and limitations. Beginning with the fiscal year ending December 31, 2022, and continuing annually thereafter, the Company is required to make a mandatory prepayment as a percentage of excess cash flows, as defined by the credit agreement, in the period based on the Company triggering certain net debt leverage ratios. Specifically, a mandatory prepayment of 50% of excess cash flows is required if the Company’s net leverage ratio exceeds 2.75x, and a mandatory prepayment of 25% of excess cash flows is required if the Company’s net leverage ratio is greater than or equal to 2.25x. As of March 31, 2023, the Company was in compliance with all debt covenants.
In February 2023 and March 2023, the Company repaid $6.0 million and $4.0 million, respectively, of the outstanding amount owed under its revolving line of credit.
Effective April 4, 2023, the Company modified its senior secured credit facility under existing contractual provisions to yield interest based on Term SOFR interest rates. As of April 4, 2023, the all-in rate (Term SOFR plus the applicable margin) for the Company’s term loan and borrowings under the revolving line of credit was 7.92%.
Total Debt and Interest
Outstanding debt consisted of the following:

	March 31, 2023	December 31, 2022
Term loan	$103,750	$105,150
Revolving credit facility	30,000	40,000
Capitalized debt issuance costs	(1,388)	(1,501)
Total debt	132,362	143,649
Less: current portion	(6,300)	(5,600)
Total long-term debt	$126,062	$138,049
Interest expense, which included the amortization of debt issuance costs, totaled $2.9 million and $1.3 million for the three months ended March 31, 2023 and 2022, respectively.
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

The Company’s operating lease costs were as follows:

	Three Months Ended March 31,
	2023	2022
Operating lease costs	$2,350	$2,165
Variable lease costs	190	148
Short-term lease costs	94	129
Total lease costs	$2,634	$2,442
The Company does not have any sublease income and the Company’s lease agreements do not contain any residual value guarantees or material restrictive covenants.
Supplemental cash flow information relating to the Company’s operating leases was as follows:

	Three Months Ended March 31,
	2023	2022
Cash paid for operating lease liabilities	$2,185	$1,834
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	4,360	17,242
Other information relating to the Company’s operating leases was as follows:

	March 31, 2023	December 31, 2022
Weighted-average remaining lease term	7.1 years	7.4 years
Weighted-average discount rate	4.7%	4.3%
As of March 31, 2023, the maturities of operating lease liabilities were as follows:

Remainder of 2023	$8,362
2024	8,160
2025	7,363
2026	5,867
2027	4,646
Thereafter	16,685
Total remaining lease payments	51,083
Less: imputed interest	8,072
Total operating lease liabilities	43,011
Less: current portion	(6,466)
Long-term operating lease liabilities	$36,545
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
The Company’s provision for income taxes for the three months ended March 31, 2023 resulted in income tax benefit of $0.9 million. The effective tax rate as a percentage of loss before income taxes for the three months ended March 31, 2023 was 8.5%, compared to the U.S. federal statutory rate of 21.0%. The lower effective tax rate for the three months ended March 31, 2023 was primarily due to non-deductible permanent differences which offset the income tax benefit applied to net loss before income taxes.

Note 11. Accrued Liabilities
Accrued liabilities consisted of the following:

	March 31, 2023	December 31, 2022
Accrued salaries and other benefits	$9,733	$10,569
Accrued freight costs	3,739	5,064
Accrued sales taxes	8,433	15,999
Accrued marketing costs	4,067	2,566
Accrued professional services	1,279	2,509
Other accrued liabilities	3,406	3,099
Total accrued liabilities	$30,657	$39,806
Note 12. Equity-based Compensation
Incentive Plans
2021 Omnibus Incentive Plan
In September 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Omnibus Incentive Plan (the “2021 Plan”) which became effective in connection with the IPO. The 2021 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units and other forms of equity and cash compensation. A total of 4,900,269 shares of the Company’s common stock were initially reserved for issuance under the 2021 Plan. The number of shares of common stock reserved and available for issuance under the 2021 Plan automatically increases each January 1 by 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the compensation committee of the Company’s board of directors. As of March 31, 2023, there were 7,476,784 shares reserved for issuance of awards under the 2021 Plan.
2021 Employee Stock Purchase Plan
In September 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Employee Stock Purchase Plan (the “ESPP”) which became effective in connection with the IPO. The ESPP authorizes the issuance of shares of the Company’s common stock pursuant to purchase rights granted to employees. A total of 1,225,067 shares of the Company’s common stock were initially reserved for issuance under the ESPP. The number of shares reserved and available for issuance under the ESPP automatically increases each January 1 by 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the compensation committee of the Company’s board of directors. As of March 31, 2023, there were 1,225,067 shares reserved for issuance of awards under the ESPP.
The offering periods of the ESPP are six months long and are anticipated to be offered twice per year. The price at which common stock is purchased under the ESPP is equal to 85% of the fair market value of a share of the Company’s common stock on the first or last day of the offering period, whichever is lower. The fair value of the discount and the look-back period will be estimated using the Black-Scholes option pricing model.
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

Grant Activity
Stock Options
The 2021 Plan provides for the issuance of incentive and nonqualified stock options. Under the 2021 Plan, the exercise price of a stock option shall not be less than the fair market value of one share of the Company’s common stock on the date of grant. Stock options have a contractual term, or the period during which they are exercisable, not to exceed ten years from the date of grant, and generally vest over time or based on performance. As of March 31, 2023, all stock option grants have been time-based.
A summary of the Company's time-based stock option activity under the 2021 Plan was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance as of December 31, 2022	507,479	$6.95	9.04	$—
Granted	—	—
Exercised	—	—
Forfeited/Repurchased	(20,353)	9.50
Balance as of March 31, 2023	487,126	$6.84	8.65	$—
Vested as of March 31, 2023	148,177	$7.97	8.15	$—
As of March 31, 2023, there was $1.1 million of total unrecognized compensation cost related to unvested stock options issued under the 2021 Plan, which is expected to be recognized over a weighted average period of 2.2 years.
Restricted Stock Units
The 2021 Plan provides for the issuance of restricted stock units (“RSUs”). RSUs issued prior to March 31, 2022 vest over four years while all RSUs issued after that date vest over three years.
A summary of the Company's RSU activity under the 2021 Plan was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of December 31, 2022	4,410,309	$2.73
Granted	—	—
Vested	(115,931)	6.64
Forfeited/Repurchased	(280,354)	2.67
Balance as of March 31, 2023	4,014,024	$2.63
As of March 31, 2023, there was $9.3 million of total unrecognized compensation cost related to unvested RSUs issued under the 2021 Plan, which is expected to be recognized over a weighted average period of 2.4 years.

Incentive Units
The 2018 Plan provided for the issuance of time-based incentive units and performance-based incentive units. Time-based incentive units generally vest over four years. Performance-based incentive units vested upon the satisfaction of the performance condition as described further below.
Time-Based Incentive Partnership Units
The following table summarizes time-based incentive unit activity under the 2018 Plan:

	Number of Units	Weighted Average Grant Date Fair Value	Weighted Average Participation Threshold	Aggregate Intrinsic Value
Balance as of December 31, 2022	3,363,856	$1.43	$1.55	$—
Granted	—	—	—
Vested	(511,440)	1.35	1.46
Forfeited/Repurchased	(16,150)	3.19	1.89
Balance as of March 31, 2023	2,836,266	$1.68	$1.57	$—
Vested as of March 31, 2023	6,385,021
As of March 31, 2023, there was $3.6 million of total unrecognized compensation cost related to unvested time-based incentive units issued under the 2018 Plan, which is expected to be recognized over a weighted average period of 1.5 years.
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
The following table summarizes the Company’s equity-based compensation expense by award type for all Plans:

	Three Months Ended March 31,
	2023	2022
Stock options	$123	$122
RSUs	1,028	643
ESPP purchase rights	62	—
Time-based incentive units	723	603
Total	$1,936	$1,368
Note 13. Stockholders’ Equity
Preferred Stock
In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 50,000,000 shares of undesignated preferred stock with a par value of $0.001 per share with rights and preferences, including voting rights, designated from time to time by the Company’s board of directors. There were no shares of preferred stock issued and outstanding as of March 31, 2023.
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

Note 14. Net Income (Loss) Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share and a reconciliation of the weighted average number of shares outstanding:

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income (loss)	$(9,553)	$1,525
Denominator:
Weighted-average common shares outstanding, basic	129,040,617	128,647,836
Dilutive securities:
RSUs	—	5,585
Weighted-average common shares outstanding, diluted	129,040,617	128,653,421
Net income (loss) per share:
Net income (loss) per share, basic	$(0.07)	$0.01
Net income (loss) per share, diluted	$(0.07)	$0.01
Basic net income (loss) per share is calculated by dividing net income (loss) for the period by the weighted-average number of shares of common stock for the period. Diluted net income (loss) per share has been calculated in a manner consistent with that of basic net income (loss) per share while giving effect to shares of potentially dilutive stock option and RSU grants, as well as ESPP purchase rights, outstanding during the period, if applicable. Due to the net loss for the three months ended March 31, 2023, no potentially dilutive securities had an impact on diluted loss per share for such period. For the three months ended March 31, 2023 and 2022, respectively, 1,535,696 and 1,159,131 shares were excluded from the calculation of weighted-average diluted common shares outstanding as they had an anti-dilutive effect.
Note 15. Commitments and Contingencies
Contingencies
The Company records a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company also discloses material contingencies when it believes a loss is not probable but reasonably possible. Accounting for contingencies requires the Company to use judgment related to both the likelihood of a loss and the estimate of the amount or range of loss. Although the Company cannot predict with assurance the outcome of any litigation or tax matters, it does not believe there are currently any such actions that, if resolved unfavorably, would have a material impact on the Company’s operating results, financial position or cash flows.
Indemnifications
In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to vendors, directors, officers and other parties with respect to certain matters. The Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in the consolidated financial statements.
Note 16. Subsequent Events
The Company has evaluated subsequent events occurring through May 10, 2023, the date that these financial statements were originally available to be issued, and determined the following subsequent event occurred that would require disclosure in these financial statements.
Partial Repayment of Revolving Line of Credit
On May 8, 2023, the Company repaid $10.0 million of the outstanding balance on its revolving line of credit. The remaining balance is due on September 24, 2026.

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
We acquired Rebdolls in December 2019 and sold it back to its founder in March 2023. Refer to Note 3, “Disposals,” in the Notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding our disposition of Rebdolls.

Key Operating and Financial Metrics
Operating Metrics
We use the following metrics to assess the progress of our business, make decisions on where to allocate capital, time and technology investments and assess the near-term and longer-term performance of our business.
The following table sets forth our key operating metrics for each period presented:

	Three Months Ended March 31,
(in millions, other than dollar figures)	2023	2022
Active customers	3.6	3.8
Average order value	$80	$83
Number of orders	1.5	1.8
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
Key Financial Metrics
The following table sets forth our key GAAP and non-GAAP financial metrics for each period presented:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Gross margin	57%	57%
Net income (loss)	$(9,553)	$1,525
Net income (loss) margin	(8)%	1%
Adjusted EBITDA	$2,186	$10,652
Adjusted EBITDA margin	2%	7%
Net cash used in operating activities	$(2,960)	$(14,903)
Free Cash Flow	$(4,814)	$(17,511)
Adjusted EBITDA, Adjusted EBITDA margin and Free Cash Flow are non-GAAP measures. See “Non-GAAP Financial Measures” below for information regarding our use of Adjusted EBITDA, Adjusted EBITDA margin and Free Cash Flow and their reconciliation to net income (loss), net income (loss) margin and net cash used in operating activities, respectively.
Non-GAAP Financial Measures
In addition to our results determined in accordance with GAAP, we monitor certain non-GAAP financial measures to evaluate our operating performance, identify trends, formulate financial projections and make strategic decisions on a consolidated basis. Accordingly, we believe that non-GAAP financial information, when taken collectively, may provide useful supplemental information to investors and others in understanding and evaluating our results of operations in the same manner as our management team. The non-GAAP financial measures are presented for supplemental informational purposes only. They should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly-titled non-GAAP measures used by other companies. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures.

Adjusted EBITDA and Adjusted EBITDA Margin
We calculate Adjusted EBITDA as net income (loss) adjusted to exclude: interest and other expense; provision for income taxes; depreciation and amortization expense; equity-based compensation expense; inventory step-up amortization expense, distribution center relocation costs; transaction costs; costs related to severance from headcount reductions; goodwill and intangible asset impairment; sales tax penalties; insured losses, net of any recoveries; and one-time or non-recurring items, and Adjusted EBITDA margin as Adjusted EBITDA as a percentage of net sales. Adjusted EBITDA does not represent net income or cash flow from operating activities as it is defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. Because other companies may calculate EBITDA and Adjusted EBITDA differently than we do, Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. Adjusted EBITDA has other limitations as an analytical tool when compared to the use of net income (loss), which is the most directly comparable GAAP financial measure, including that Adjusted EBITDA does not reflect:
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
•any insured losses, net of recoveries;
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
The following table reflects a reconciliation of Adjusted EBITDA to net income (loss) and Adjusted EBITDA margin to net income (loss) margin, the most directly comparable financial measure prepared in accordance with GAAP:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Net income (loss)	$(9,553)	$1,525
Add (deduct):
Total other expense, net	3,885	1,171
Provision for (benefit from) income tax	(883)	653
Depreciation and amortization expense	5,440	5,217
Equity-based compensation expense	1,936	1,368
Inventory step-up amortization expense	—	707
Transaction costs	—	11
Severance	264	—
Sales tax penalties	483	—
Insured losses, net of recovery	614	—
Adjusted EBITDA	$2,186	$10,652
Net income (loss) margin	(8)%	1%
Adjusted EBITDA margin	2%	7%
Free Cash Flow
We calculate Free Cash Flow as net cash used in operating activities reduced by purchases of property and equipment. Management believes Free Cash Flow is a useful measure of liquidity and an additional basis for assessing our ability to generate cash. There are limitations related to the use of Free Cash Flow as an analytical tool, including that other companies may calculate Free Cash Flow differently, which reduces its usefulness as a comparative measure, and Free Cash Flow does not reflect our future contractual commitments nor does it represent the total residual cash flow for a given period.

The following table presents a reconciliation of Free Cash Flow to net cash used in operating activities, the most directly comparable financial measure prepared in accordance with GAAP:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Net cash used in operating activities	$(2,960)	$(14,903)
Less: purchases of property and equipment	(1,854)	(2,608)
Free Cash Flow	$(4,814)	$(17,511)
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
For the three months ended March 31, 2023, net cash used in operating activities decreased by $11.9 million compared to net cash used in operating activities for the three months ended March 31, 2022. This was attributable primarily to a decrease in inventory compared to the prior period, which was driven by reduced inventory buying and sell-through of aged inventory.
For the three months ended March 31, 2023, Free Cash Flow increased by $12.7 million compared to Free Cash Flow for the three months ended March 31, 2022. This was attributable primarily to a decrease in inventory compared to the prior period, which was driven by reduced inventory buying and sell-through of aged inventory.
Factors Affecting Our Performance
Macroeconomic Environment
The macroeconomic environment in which we operate has been and, we anticipate, will continue to be pressured by adverse conditions worldwide. Inflationary pressures on consumers globally and our supply chain, rising interest rates, shifts in global spending in anticipation of a potential economic slowdown or recession, increasing labor rates and a slower-than-expected recovery from the economic impacts of the COVID-19 pandemic in Australia have pressured our net sales. Further, recent bank failures and the flow-on effects of those events, including systemic pressures, may cause instability in the banking industry or result in failures at other banks or financial institutions to which we or our suppliers may face direct or indirect exposure. Additionally, lower return on marketing investments, a higher than historical competitive promotional environment and higher merchandise returns, all stemming from the pressures previously identified, led to reduced operating income and Adjusted EBITDA performance. Consequently, our business and results of operations, including earnings and cash flows, could continue to be adversely impacted, including as a result of:
•decreased consumer confidence and consumer spending and consumption habits, including spending for the merchandise that we sell and shifting to more in-store retail experiences, and negative trends in consumer purchasing patterns due to inflationary pressures and changes in consumers’ disposable income, credit availability and debt levels;
•disruption to the supply chain affecting production, distribution and other logistical issues, including port closures and shipping backlogs;
•challenges filling staffing requirements at our corporate headquarters and distribution centers; and
•increased materials and procurement costs as a result of scarcity or increased prices of commodities and raw materials.
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

Customer Acquisition
To continue to grow our business profitably, we intend to acquire new customers and retain our existing customers at a reasonable cost. Our methods to acquire customers have evolved and will need to continue evolving in response to changes in shopping behaviors, content consumption, costs to advertise and developments in technology. As a result of macroeconomic pressures on our results of operations, we reduced certain of our marketing efforts, which may result in acquiring customers at slower rates. Failure to continue attracting customers efficiently and profitably would adversely impact our profitability and operating results.
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
Impact of COVID-19
In the second half of 2022, we started to experience reductions in air freight costs (which had increased in the first half of 2022 as a result of vendor delays and shutdowns due to the COVID-19 pandemic), the impact of which we expect will be realized in the Company’s cost of goods sold during 2023. We continue to monitor vendor and manufacturer shipping times and other potential disruptions in our supply chain and implement mitigation plans as necessary.
Foreign Currency Rate Fluctuations
Our international operations have provided and are expected to continue to provide a significant portion of our Company’s net sales and operating income. As a result, our Company’s net sales and operating income will continue to be affected by changes in the U.S. dollar against international currencies, but predominantly against the Australian dollar. In order to provide a framework for assessing the performance of our underlying business, excluding the effects of foreign currency rate fluctuations, we compare the percent change in the results from one period to another period in this Quarterly Report on Form 10-Q using a constant currency methodology wherein current and comparative prior period results for our operations reporting in currencies other than U.S. dollars are converted into U.S. dollars at constant exchange rates (i.e., the rates in effect on December 31, 2022, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. Such disclosure throughout our Management’s Discussion and Analysis of Financial Condition and Results of Operations will be described as “on a constant currency basis.” Volatility in currency exchange rates may impact the results, including net sales and operating income, of the Company in the future.

Results of Operations
The following tables set forth our results of operations for the periods presented and express the relationship of certain line items as a percentage of net sales for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
(in thousands)	2023	2022
Net sales	$120,485	$148,319
Cost of sales	51,985	64,123
Gross profit	68,500	84,196
Operating expenses:
Selling	34,406	40,364
Marketing	14,777	15,705
General and administrative	25,868	24,778
Total operating expenses	75,051	80,847
Income (loss) from operations	(6,551)	3,349
Other expense, net:
Interest expense	(2,851)	(1,259)
Other income (expense)	(1,034)	88
Total other expense, net	(3,885)	(1,171)
Income (loss) before income taxes	(10,436)	2,178
Benefit from (provision for) income taxes	883	(653)
Net income (loss)	$(9,553)	$1,525

	Three Months Ended March 31,
	2023	2022
Net sales	100%	100%
Cost of sales	43%	43%
Gross profit	57%	57%
Operating expenses:
Selling	29%	27%
Marketing	12%	11%
General and administrative	21%	17%
Total operating expenses	62%	55%
Income (loss) from operations	(5%)	2%
Other expense, net:
Interest expense	(2%)	(1%)
Other income (expense)	(1%)	—%
Total other expense, net	(3%)	(1%)
Income (loss) before income taxes	(9%)	1%
Benefit from (provision for) income taxes	1%	—%
Net income (loss)	(8%)	1%

Comparison of the Three Months Ended March 31, 2023 and 2022
Net Sales

	Three Months Ended March 31,
(in thousands)	2023	2022
Net sales	$120,485	$148,319
Net sales decreased by $27.8 million, or 19%, for the three months ended March 31, 2023 compared to the same period in 2022. The decrease in net sales was primarily driven by a 17% decrease in the number of orders, from 1.8 million in 2022 to 1.5 million in 2023, and a decrease in our average order value of 4%, from $83 in 2022 to $80 in 2023, which was primarily due to changes in foreign currency rates and higher promotional activity. On a constant currency basis, net sales and average order value for the three months ended March 31, 2023 would have decreased 16% and been flat, respectively.
Cost of Sales

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Cost of sales	$51,985	$64,123
Percent of net sales	43%	43%
Cost of sales decreased by $12.1 million, or 19%, for the three months ended March 31, 2023 compared to the same period in 2022. This decrease was primarily driven by the 19% reduction in net sales for the three months ended March 31, 2023.
Gross Profit

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Gross profit	$68,500	$84,196
Gross margin	57%	57%
Gross profit decreased by $15.7 million, or 19%, for the three months ended March 31, 2023 compared to the same period in 2022. This decrease was primarily due to the 19% reduction in net sales for the three months ended March 31, 2023.
Selling Expenses

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Selling	$34,406	$40,364
Percent of net sales	29%	27%
Selling expenses decreased by $6.0 million, or 15%, for the three months ended March 31, 2023 compared to the same period in 2022. This decrease was driven by the 19% decrease in net sales for the three months ended March 31, 2023, partially offset by increased costs for distribution and store facilities. The increase in selling expenses as a percentage of net sales was primarily due to increased costs for distribution and store facilities, as well as the decrease in average order value.
Marketing Expenses

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Marketing	$14,777	$15,705
Percent of net sales	12%	11%
Marketing expenses decreased by $0.9 million, or 6%, for the three months ended March 31, 2023 compared to the same period in 2022. The decrease in marketing expenses was driven by a slower start to marketing spend during the three months ended March 31, 2023 due to the elevated promotional environment in 2023 and a decrease in marketing effectiveness. The increase in marketing expenses as a percentage of net sales was primarily due to lower sales volume in the first quarter compared to last year.

General and Administrative Expenses

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
General and administrative	$25,868	$24,778
Percent of net sales	21%	17%
General and administrative expenses increased by $1.1 million, or 4%, for the three months ended March 31, 2023 compared to the same period in 2022. The increase was driven by a $0.6 million increase in salaries and benefits, a $0.6 million increase in equity-based compensation, a $0.5 million increase in sales tax penalties and a $0.5 million increase in professional fees. Partially offsetting these increases was a $1.1 million decrease in intangible amortization. The increase in general and administrative expenses as a percentage of net sales resulted primarily from lower net sales for the three months ended March 31, 2023 compared to the same period in 2022.
Other Expense, Net

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Other expense, net:
Interest expense	$(2,851)	$(1,259)
Other expense	(1,034)	88
Total other expense, net	$(3,885)	$(1,171)
Percent of net sales	(3)%	(1)%
Other expense, net increased by $2.7 million for the three months ended March 31, 2023 compared to the same period in 2022, primarily due to $1.5 million in additional interest expense from rising interest rates on our variable rate debt, and a $1.0 million loss recognized on the sale of the Rebdolls reporting unit.
Benefit From (Provision For) Income Taxes

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Benefit from (provision for) income taxes	$883	$(653)
Percent of net sales	1%	—%
Benefit from (provision for) income tax changed by $1.5 million, or 235% for the three months ended March 31, 2023 compared to the same period in 2022. This change was due to a reduction in our income (loss) before income taxes.

Liquidity and Capital Resources
As of March 31, 2023, our principal sources of liquidity were cash and cash equivalents totaling $30.2 million, our revolving line of credit and our term loan accordion provision.
As of March 31, 2023, most of our cash was held for working capital purposes. We had historically financed our operations and capital expenditures primarily through cash flows generated by operations, the incurrence of debt and through the issuance of equity. We believe that our existing cash, together with cash generated from operations and available borrowing capacity under our credit facilities and lines of credit, will be sufficient to meet our anticipated cash needs for the next 12 months. We believe that cash generated from ongoing operations and continued access to debt markets will be sufficient to satisfy our cash requirements beyond 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. We may seek to borrow funds under our credit facility or raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section of our 2022 Form 10-K captioned “Risk Factors.” We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all. The inability to raise capital if needed would adversely affect our ability to achieve our business objectives.
Senior Secured Credit Facility
In connection with the IPO, we entered into a senior secured credit facility inclusive of a $100.0 million term loan and a $50.0 million revolving line of credit, with an option of up to $50.0 million in additional term loan through an accordion provision. We used borrowings under this credit facility, together with a portion of the proceeds from the IPO, to repay the Fortress Credit Facilities in full. As of March 31, 2023, the Company owed a combined $103.8 million in term loan and accordion borrowings, as well as $30.0 million borrowed under the revolving line of credit. The term loan requires us to make amortized annual payments of 5.0% during the first and second years, 7.5% during the third and fourth years and 10.0% during the fifth year with the balance of the loan due at maturity. Borrowings under the term loan accrue interest at a benchmark rate plus an applicable margin dependent upon our net leverage ratio. The revolving line of credit accrues interest at a benchmark rate plus an applicable margin dependent upon our net leverage ratio. The highest interest rates under the agreement for both the term loan and revolving line of credit occur at a net leverage ratio of greater than 2.75x, yielding an interest rate of a benchmark rate plus 3.25%. The accordion provision allows us to borrow additional amounts of term loan at terms to be agreed upon at the time of issuance, but on substantially the same basis as the original term loan. As of March 31, 2023, principal payments of our term loan and accordion for the next twelve months are anticipated to total $6.3 million.
Under the senior secured credit facility, we are subject to certain financial covenant ratios and certain annual mandatory prepayment terms based on excess cash flows, as defined by the credit agreement, based on our net leverage ratio. If we are unable to comply with certain financial covenant ratios and terms requiring mandatory prepayment based on a percentage of excess cash flows, our long-term liquidity position may be adversely impacted. Furthermore, the variable interest rates associated with our senior secured credit facility could result in interest payments that are higher than anticipated.
Refer to Note 8, “Debt,” in the Notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding our senior secured credit facility.
Material Cash Requirements
There have been no significant changes in our material cash requirements from those reported in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2022 Form 10-K.
Historical Cash Flows

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(2,960)	$(14,903)
Net cash used in investing activities	(1,880)	(4,703)
Net cash provided by (used in) financing activities	(11,443)	22,337

Net Cash Used In Operating Activities
Net cash used in operating activities consists primarily of net income (loss) adjusted for certain non-cash items, including depreciation, amortization, equity-based compensation, the effect of changes in working capital and other activities.
During the three months ended March 31, 2023, as compared to the same period in 2022, net cash used in operating activities decreased by $11.9 million. This was attributable primarily to a decrease in inventory compared to the prior period, which was driven by reduced inventory buying and sell-through of aged inventory.
Net Cash Used in Investing Activities
Our primary investing activities have consisted of acquisitions to support our overall business growth, and investments in our fulfillment centers and our internally developed software to support our infrastructure, and investments in stores. Purchases of property and equipment may vary from period to period due to timing of the expansion of our operations.
During the three months ended March 31, 2023, as compared to the same period in 2022, net cash used in investing activities decreased by $2.8 million. This was attributable to the cash paid from holdbacks in the prior period related to the mnml acquisition, and the purchases of property and equipment, which was driven by the expansion of the Company’s operations and retail footprint in the United States in the prior period.
Net Cash Provided by (Used In) Financing Activities
Our financing activities have historically consisted of cash proceeds received from the issuance of borrowings, cash used to pay down borrowings, cash received in exchange for partner units and cash received from the sale of our common stock in the IPO.
During the three months ended March 31, 2023, as compared to the same period in 2022, net cash used in financing activities decreased by $33.8 million. This was primarily attributable to $25.0 million in proceeds from the revolving line of credit in 2022, and the combined $11.4 million in principal payments on our senior secured credit facility in 2023.
Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates from those reported in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2022 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations within the United States and internationally, and we are exposed to market risks in the ordinary course of our business, including interest rate changes and the effects of foreign currency fluctuations. Information relating to quantitative and qualitative disclosures about these market risks is set forth below.
Interest Rate Sensitivity
Cash and cash equivalents are held primarily in cash deposits and money market funds. The fair value of our cash and cash equivalents would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments. Interest on any borrowings incurred under the Company’s revolving line of credit would accrue at a floating rate based on a formula tied to certain market rates at the time of incurrence. As of March 31, 2023, we had approximately $133.8 million in debt outstanding under our senior secured credit facility. Based on the levels of borrowings under our senior secured credit facility at March 31, 2023, a hypothetical 100 basis point increase or decrease in underlying interest rates would increase or decrease interest expense by approximately $1.3 million. This hypothetical analysis may differ from the actual change in interest expense due to potential changes in interest rates or gross borrowings outstanding under our credit facilities. We do not utilize derivative financial instruments to manage our interest rate risks.
In the event the Federal Reserve continues to raise interest rates to combat inflation, current and future borrowings under our senior secured credit facility would be adversely impacted since borrowings under that facility bear interest at variable rates.
Foreign Currency Risk
We are exposed to fluctuations in currency exchange rates as a result of our operations in countries other than the U.S., principally related to our significant operations in Australia. As of March 31, 2023, movements in currency exchange rates and the related impact on the translation of the balance sheets resulted in the $3.9 million net loss in the currency translation category of accumulated other comprehensive loss since December 31, 2022. A hypothetical 10% increase or decrease in the Australian dollar exchange rate could result in a $7.5 million foreign currency translation fluctuation, which would be recorded in accumulated other comprehensive loss in the condensed consolidated balance sheets.
Additionally, a portion of our sales and costs are earned and incurred, respectively, in USD for subsidiaries that use AUD as their functional currency. These sales and costs generate foreign currency exposure. Furthermore, we have various assets and liabilities, primarily cash and intercompany receivables and payables, denominated in USD where the functional currency is AUD. These balance sheet items are subject to remeasurement which may create fluctuations in other expense within our condensed consolidated statements of income. For the three months ended March 31, 2023, movements in currency exchange rates resulted in a net loss of $0.1 million in other expense.
Continuing increases in interest rates to combat inflation may lead to further strengthening of the U.S. dollar relative to foreign currencies, including the AUD, and may impact our sales and costs further.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation is performed to determine whether our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Due to the material weaknesses described below, our Interim Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2023. Nevertheless, based on the performance of additional procedures by management designed to ensure reliability of financial reporting, the Company’s management has concluded that, notwithstanding the material weaknesses described below, the consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with GAAP.
Material Weaknesses
We have identified two material weaknesses in the design and operation of our internal control over financial reporting in connection with the preparation of our financial statements, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, that had not been remediated as of March 31, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company’s management, including our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023:
•We had not sufficiently designed, implemented and documented internal controls at the entity level and across key business and financial processes to allow us to achieve complete, accurate and timely financial reporting.
•We had not designed and implemented controls to maintain appropriate segregation of duties in our manual and information technology-based business processes.
Remediation Status of Material Weaknesses
Material weakness related to the design, implementation and documentation of internal controls at the entity level and across key business and financial processes.
We have taken numerous steps to address the underlying causes of this material weakness. We hired additional experienced financial reporting personnel and put new processes in place to achieve complete, accurate and timely financial reporting. We also hired a third-party consulting firm with expertise to help us design, implement and document our internal controls across the organization. We have continued with controls implementation, enhanced documentation and understanding of certain processes and provided additional training to individuals performing and overseeing these processes and controls. We also implemented a monitoring system to provide more timely information on control performance and have increased our oversight capabilities across the company.
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

While progress has been made to remediate both of the material weaknesses above, as of March 31, 2023, we were still in the process of developing and implementing the enhanced processes and procedures and testing the operating effectiveness of these improved controls. We provided process and controls training and have incorporated ongoing training and monitoring as part of our overall control environment. We implemented and continue to implement control improvements and have focused on the increased operational effectiveness of our controls. We believe our actions will be effective in remediating the material weaknesses, and we continue to devote significant time and attention to these efforts. In addition, the material weaknesses will not be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weaknesses above were not remediated as of March 31, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
Reference is made to the information disclosed under Part I, Item 1A - "Risk Factors" in our 2022 Form 10-K, which contains a detailed discussion of certain risk factors that could materially adversely affect the Company's business, operating results or financial condition. There are no material changes to the risk factors previously disclosed, except as set forth below.
If we cannot regain compliance with the NYSE’s continued listing standards, the NYSE may delist our common stock, which could negatively affect our company, the price of our common stock and your ability to sell your shares of our common stock.
On April 12, 2023, the Company was notified by the NYSE that the average closing price of the Company’s common stock, par value $0.001 per share, over the prior consecutive 30 trading-day period was below $1.00, which is the minimum average closing price required to maintain listing on the NYSE under Section 802.01C of the NYSE Listed Company Manual.
Pursuant to Section 802.01C, the Company has a period of six months following receipt of the NYSE notice to regain compliance with the minimum share price requirement. In order to regain compliance, on the last trading day of any calendar month during the cure period, the common stock must have (i) a closing price of at least $1.00 and (ii) an average closing price of at least $1.00 over the 30 trading-day period ending on the last trading day of such month. The Company responded to the NYSE with respect to its intent to cure the deficiency to regain compliance with the minimum share price requirement, which may include, if necessary, effecting a reverse stock split, subject to approval by the Board and stockholders of the Company. If we effect a reverse stock split, the number of shares available on the public market following such action would be reduced significantly, which will likely affect the volume and liquidity of our common stock.
If we are unable to satisfy the NYSE criteria for continued listing, our common stock would be subject to delisting. The delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; decreasing the amount of news and analyst coverage of us; and limiting our ability to issue additional securities or obtain additional financing in the future. In addition, delisting from the NYSE may negatively impact our reputation and, consequently, our business.
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

31.1*
Certification of Interim Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer) pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**
Certification of Interim Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
__________
* Filed herewith.
** Furnished herewith. The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is deemed furnished and not filed with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

a.k.a. Brands Holding Corp.

Date: May 10, 2023	By:	/s/ Ciaran Long
	Name:	Ciaran Long
	Title:	Interim Chief Executive Officer and Chief Financial Officer
(Authorized Signatory and Principal Executive, Financial and Accounting Officer)