Form 10-Q
period 2023-06-30
A.K.A. BRANDS HOLDING CORP.
filed 2023-08-09
CIK 1865107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________________________________
FORM 10-Q
__________________________________________________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 7, 2023, the registrant had 128,528,888 shares of common stock outstanding.

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
•our decisions concerning the allocation of capital including the extent to which we repurchase shares of our common stock;
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$25,876	$46,319
Restricted cash	2,001	2,054
Accounts receivable	2,604	3,231
Inventory, net	106,695	126,533
Prepaid income taxes	7,097	6,089
Prepaid expenses and other current assets	16,748	13,378
Total current assets	161,021	197,604
Property and equipment, net	27,862	28,958
Operating lease right-of-use assets	39,785	37,317
Intangible assets, net	69,641	76,105
Goodwill	164,140	167,731
Deferred tax assets	1,042	1,070
Other assets	705	853
Total assets	$464,196	$509,638
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$20,718	$20,903
Accrued liabilities	29,715	39,806
Sales returns reserve	6,107	3,968
Deferred revenue	11,208	11,421
Operating lease liabilities, current	6,926	6,643
Current portion of long-term debt	7,000	5,600
Total current liabilities	81,674	88,341
Long-term debt	112,974	138,049
Operating lease liabilities	37,624	34,404
Other long-term liabilities	1,570	1,483
Deferred income taxes	241	284
Total liabilities	234,083	262,561
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; zero shares issued or outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 128,921,192 and 129,007,033 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	129	129
Additional paid-in capital	464,144	460,660
Accumulated other comprehensive loss	(51,040)	(45,185)
Accumulated deficit	(183,120)	(168,527)
Total stockholders’ equity	230,113	247,077
Total liabilities and stockholders’ equity	$464,196	$509,638
The accompanying notes are an integral part of these condensed consolidated financial statements.

a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$136,028	$158,471	$256,513	$306,790
Cost of sales	58,672	71,024	110,657	135,147
Gross profit	77,356	87,447	145,856	171,643
Operating expenses:
Selling	35,932	45,254	70,338	85,618
Marketing	18,354	19,064	33,131	34,769
General and administrative	24,191	25,703	50,059	50,481
Total operating expenses	78,477	90,021	153,528	170,868
Income (loss) from operations	(1,121)	(2,574)	(7,672)	775
Other expense, net:
Interest expense	(2,841)	(1,393)	(5,692)	(2,652)
Other expense	(750)	(1,200)	(1,784)	(1,112)
Total other expense, net	(3,591)	(2,593)	(7,476)	(3,764)
Loss before income taxes	(4,712)	(5,167)	(15,148)	(2,989)
Benefit from (provision for) income taxes	(328)	955	555	302
Net loss	$(5,040)	$(4,212)	$(14,593)	$(2,687)
Net loss per share:
Basic and diluted	$(0.04)	$(0.03)	$(0.11)	$(0.02)
Weighted average shares outstanding:
Basic and diluted	129,138,138	128,657,271	129,089,647	128,652,580
The accompanying notes are an integral part of these condensed consolidated financial statements.

a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(5,040)	$(4,212)	$(14,593)	$(2,687)
Other comprehensive loss:
Currency translation	(1,930)	(39,031)	(5,855)	(24,626)
Total comprehensive loss	$(6,970)	$(43,243)	$(20,448)	$(27,313)
The accompanying notes are an integral part of these condensed consolidated financial statements.

a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	129,007,033	$129	$460,660	$(45,185)	$(168,527)	$247,077
Equity-based compensation	—	—	1,936	—	—	1,936
Issuance of common stock under employee equity plans, net of shares withheld	82,587	—	(43)	—	—	(43)
Cumulative translation adjustment	—	—	—	(3,925)	—	(3,925)
Net loss	—	—	—	—	(9,553)	(9,553)
Balance as of March 31, 2023	129,089,620	129	462,553	(49,110)	(178,080)	235,492
Equity-based compensation	—	—	1,824	—	—	1,824
Issuance of common stock under employee equity plans, net of shares withheld	505,411	—	66	—	—	66
Repurchase of shares	(673,839)	—	(299)	—	—	(299)
Cumulative translation adjustment	—	—	—	(1,930)	—	(1,930)
Net loss	—	—	—	—	(5,040)	(5,040)
Balance as of June 30, 2023	128,921,192	$129	$464,144	$(51,040)	$(183,120)	$230,113

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	128,647,836	$129	$453,807	$(11,080)	$8,170	$451,026
Equity-based compensation	—	—	1,368	—	—	1,368
Cumulative translation adjustment	—	—	—	14,405	—	14,405
Net income	—	—	—	—	1,525	1,525
Balance as of March 31, 2022	128,647,836	$129	455,175	3,325	9,695	468,324
Equity-based compensation	—	—	1,494	—	—	1,494
Issuance of common stock under employee equity plans, net of shares withheld	21,345	—	(32)	—	—	(32)
Cumulative translation adjustment	—	—	—	(39,031)	—	(39,031)
Net loss	—	—	—	—	(4,212)	(4,212)
Balance as of June 30, 2022	128,669,181	$129	$456,637	$(35,706)	$5,483	$426,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(14,593)	$(2,687)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	4,230	2,728
Amortization expense	5,931	8,079
Amortization of inventory fair value adjustment	—	707
Amortization of debt issuance costs	315	326
Lease incentives	1,186	—
Loss on disposal of businesses	1,533	—
Non-cash operating lease expense	3,760	3,109
Equity-based compensation	3,760	2,862
Deferred income taxes, net	3	(1,078)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	896	(424)
Inventory	15,511	(33,183)
Prepaid expenses and other current assets	(3,793)	(67)
Accounts payable	350	5,304
Income taxes payable	(1,179)	(7,213)
Accrued liabilities	(9,117)	4,896
Returns reserve	2,214	(1,569)
Deferred revenue	98	(3,434)
Lease liabilities	(3,815)	(1,943)
Net cash provided by (used in) operating activities	7,290	(23,587)
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(2,095)
Purchases of intangible assets	(62)	(64)
Purchases of property and equipment	(3,618)	(5,803)
Net cash used in investing activities	(3,680)	(7,962)
Cash flows from financing activities:
Payments of costs related to initial public offering	—	(1,142)
Proceeds from line of credit, net of issuance costs	—	25,000
Repayment of line of credit	(21,100)	—
Proceeds from issuance of debt, net of issuance costs	—	(121)
Repayment of debt	(2,800)	(2,800)
Taxes paid related to net share settlement of equity awards	(66)	(32)
Proceeds from issuances under equity-based compensation plans	90	—
Repurchase of shares	(299)	—
Net cash provided by (used in) financing activities	(24,175)	20,905
Effect of exchange rate changes on cash, cash equivalents and restricted cash	69	401
Net decrease in cash, cash equivalents and restricted cash	(20,496)	(10,243)
Cash, cash equivalents and restricted cash at beginning of period	48,373	41,018
Cash, cash equivalents and restricted cash at end of period	$27,877	$30,775

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$25,876	$29,109
Restricted cash	2,001	1,666
Total cash, cash equivalents and restricted cash	$27,877	$30,775
The accompanying notes are an integral part of these condensed consolidated financial statements.

a.k.a. BRANDS HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except share, per share data, unit, per unit data, ratios, or as noted)
(unaudited)
Note 1. Organization and Description of Business
a.k.a. Brands Holding Corp. (together with our wholly-owned subsidiaries, collectively, the “Company”), which operates under the name “a.k.a. Brands” or “a.k.a.,” is principally an online fashion retailer focused on acquiring and accelerating the growth of next-generation, digitally native fashion brands targeting Gen Z and Millennial customers.
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

The Company generally provides refunds for goods returned within 30 to 45 days from the original purchase date. At the time of sale, we establish a reserve for merchandise returns, based on historical experience, merchandise mix and expected future returns, which is recorded as a reduction of sales. Accordingly, cost of sales is also reduced and an offsetting asset is recorded within prepaid expenses and other current assets for expected merchandise to be returned. A returns reserve is recorded by the Company based on historical refund experience with a corresponding reduction of sales and cost of sales. The returns reserve was $6.1 million and $4.0 million as of June 30, 2023 and December 31, 2022, respectively.
The following table presents a summary of the Company’s sales return reserve:

Balance as of December 31, 2021	$6,887
Returns	(101,716)
Allowance	98,797
Balance as of December 31, 2022	3,968
Returns	(48,542)
Allowance	50,681
Balance as of June 30, 2023	$6,107
The Company also sells gift cards and issues online credits in lieu of cash refunds or exchanges. Proceeds from the issuance of gift cards and online credits issued are recorded as deferred revenue and recognized as revenue when the gift cards or online credit are redeemed or, upon inclusion in gift card and online credit breakage estimates. The portion of gift cards and online credits not expected to be redeemed are recognized as revenue based on a pattern of historical redemptions, which are substantially within twenty-four months from the date of issuance.
Revenue recognized in net sales on breakage of gift cards and online credit for both the three months ended June 30, 2023 and 2022 was $0.3 million and immaterial, respectively. Revenue recognized in net sales on breakage of gift cards and online credit for the six months ended June 30, 2023 and 2022 was $0.6 million and $0.1 million, respectively.
The following table presents the disaggregation of the Company’s net sales by geography, based on customer address:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
U.S.	$79,967	$82,277	$152,593	$159,945
Australia/New Zealand	48,037	67,076	89,483	129,600
Rest of world	8,024	9,118	14,437	17,245
Total	$136,028	$158,471	$256,513	$306,790
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

Note 4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets are comprised of the following:

	June 30, 2023	December 31, 2022
Security deposits	$568	$2,945
Inventory prepayments	7,405	3,067
Other	8,775	7,366
Total prepaid expenses and other current assets	$16,748	$13,378
Note 5. Property and Equipment, Net
Property and equipment, net is comprised of the following:

	June 30, 2023	December 31, 2022
Furniture and fixtures	$2,372	$2,367
Machinery and equipment	5,829	5,188
Computer equipment and capitalized software	6,605	6,015
Leasehold improvements	25,970	24,816
Total property and equipment	40,776	38,386
Less: accumulated depreciation	(12,914)	(9,428)
Total property and equipment, net	$27,862	$28,958
Total depreciation expense was $1.7 million and $1.5 million for the three months ended June 30, 2023 and 2022, respectively, and was $4.2 million and $2.7 million for the six months ended June 30, 2023 and 2022, respectively.
Note 6. Goodwill
The carrying value of goodwill, as of June 30, 2023 and December 31, 2022, was $164.1 million and $167.7 million, respectively. No goodwill impairment was recorded during the six months ended June 30, 2023 or 2022.
The goodwill of the acquired companies is primarily related to expected improvements in technology performance and functionality, as well as sales growth from future product and service offerings and new customers, together with certain intangible assets that do not qualify for separate recognition. The goodwill of acquired companies is generally not deductible for tax purposes.
The following table summarizes goodwill activity:

Balance as of December 31, 2022	$167,731
Changes in foreign currency translation	(3,591)
Balance as of June 30, 2023	$164,140

Note 7. Intangible Assets
The gross amounts and accumulated amortization of acquired identifiable intangible assets with finite useful lives as of June 30, 2023 and December 31, 2022, included in intangible assets, net in the accompanying condensed consolidated balance sheets, are as follows:

		June 30, 2023		December 31, 2022
	Useful life	Weighted Average Amortization Period 2023	2023	Weighted Average Amortization Period 2022	2022
Customer relationships	4 years	1.6 years	$21,273	2.0 years	$21,703
Brands	10 years	7.4 years	83,343	7.9 years	84,278
Trademarks	5 years	1.8 years	104	2.3 years	107
Total intangible assets			104,720		106,088
Less: accumulated amortization			(35,079)		(29,983)
Total intangible assets, net			$69,641		$76,105
Amortization of acquired intangible assets with finite useful lives is included in general and administrative expenses and was $2.9 million and $4.0 million for the three months ended June 30, 2023 and 2022, respectively, and was $5.9 million and $8.1 million for the six months ended June 30, 2023 and 2022, respectively.
Future estimated amortization expense for acquired identifiable intangible assets is as follows:

Amortization Expense
Year ending December 31:
Remainder of 2023	$5,259
2024	10,192
2025	9,482
2026	8,761
2027	8,334
Thereafter	27,613
Total amortization expense	$69,641
Note 8. Debt
Senior Secured Credit Facility
On September 24, 2021, in connection with the closing of the initial public offering (“IPO”), certain subsidiaries of the Company entered into a senior secured credit facility inclusive of a $100.0 million term loan and a $50.0 million revolving line of credit, as well as an option for additional term loan of up to $50.0 million through an accordion feature. The senior secured credit facility also allows for the issuance of one or more letters of credit from time to time by syndicate lenders. Effective April 4, 2023, the Company modified its senior secured credit facility under existing contractual provisions to yield interest based on Term SOFR interest rates. Key terms and conditions of each facility were as follows as of June 30, 2023:
•The $100.0 million term loan matures five years after closing and requires the Company to make amortized annual payments of 5.0% during the first and second years, 7.5% during the third and fourth years and 10.0% during the fifth year with the balance of the loan due at maturity. Borrowings under the term loan accrue interest at Term SOFR plus an applicable margin dependent upon our net leverage ratio. The highest interest rate under the agreement occurs at a net leverage ratio of greater than 2.75x, yielding an interest rate of Term SOFR plus 3.25%.
•The $50.0 million revolving line of credit, which matures five years after closing, accrues interest at Term SOFR plus an applicable margin dependent upon our net leverage ratio. The highest interest rate under the agreement occurs at a net leverage ratio of greater than 2.75x, yielding an interest rate of Term SOFR plus 3.25%. Additionally, a margin fee of 25-35 basis points is assessed on unused amounts under the revolving line of credit, subject to adjustment based on our net leverage ratio.

•The $50.0 million accordion feature allows the Company to enter into additional term loan borrowings at terms to be agreed upon at the time of issuance, but on substantially the same basis as the original term loan, which includes the requirement to make amortized annual payments at the same cadence as that of the original term loan.
The senior secured credit facility requires that the Company maintain a maximum total net leverage ratio of 3.50 to 1.00 as of the last day of any fiscal quarter, beginning with the fiscal quarter ended December 31, 2021 through maturity. The senior secured credit facility also requires that the Company maintain a minimum fixed charge coverage ratio of 1.25 to 1.00 as of the last day of any fiscal quarter, beginning with the fiscal quarter ended December 31, 2021 through maturity. In the event that the Company fails to comply with the financial covenant, the Company will have the option to make certain equity contributions, directly or indirectly, to cure any non-compliance with such covenant, subject to certain other conditions and limitations. Beginning with the fiscal year ending December 31, 2022, and continuing annually thereafter, the Company is required to make a mandatory prepayment as a percentage of excess cash flows, as defined by the credit agreement, in the period based on the Company triggering certain net debt leverage ratios. Specifically, a mandatory prepayment of 50% of excess cash flows is required if the Company’s net leverage ratio exceeds 2.75x, and a mandatory prepayment of 25% of excess cash flows is required if the Company’s net leverage ratio is greater than or equal to 2.25x. As of June 30, 2023, the Company was in compliance with all debt covenants.
During the six months ended June 30, 2023, the Company voluntarily repaid $21.1 million of the outstanding amount owed under its revolving line of credit.
As of June 30, 2023, the all-in rate (Term SOFR plus the applicable margin) for the Company’s term loan and borrowings under the revolving line of credit was 8.33%.
Total Debt and Interest
Outstanding debt consisted of the following:

	June 30, 2023	December 31, 2022
Term loan	$102,350	$105,150
Revolving credit facility	18,900	40,000
Capitalized debt issuance costs	(1,276)	(1,501)
Total debt	119,974	143,649
Less: current portion	(7,000)	(5,600)
Total long-term debt	$112,974	$138,049
Interest expense, which included the amortization of debt issuance costs, totaled $2.8 million and $1.4 million for the three months ended June 30, 2023 and 2022, respectively, and $5.7 million and $2.7 million for the six months ended June 30, 2023 and 2022, respectively.
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

The Company’s operating lease costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease costs	$2,561	$2,347	$4,911	$4,512
Variable lease costs	204	170	394	318
Short-term lease costs	93	90	187	219
Total lease costs	$2,858	$2,607	$5,492	$5,049
The Company does not have any sublease income and the Company’s lease agreements do not contain any residual value guarantees or material restrictive covenants.
Supplemental cash flow information relating to the Company’s operating leases was as follows:

	Six Months Ended June 30,
	2023	2022
Cash paid for operating lease liabilities	$3,779	$3,709
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	7,675	17,758
Other information relating to the Company’s operating leases was as follows:

	June 30, 2023	December 31, 2022
Weighted-average remaining lease term	6.8 years	7.4 years
Weighted-average discount rate	5.0%	4.3%
As of June 30, 2023, the maturities of operating lease liabilities were as follows:

Remainder of 2023	$4,501
2024	8,906
2025	8,427
2026	7,072
2027	5,765
Thereafter	18,170
Total remaining lease payments	52,841
Less: imputed interest	8,291
Total operating lease liabilities	44,550
Less: current portion	(6,926)
Long-term operating lease liabilities	$37,624
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

The following table summarizes our effective tax rate for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Loss before income taxes	$(4,712)	$(5,167)	$(15,148)	$(2,989)
Benefit from (provision for) income taxes	(328)	955	555	302
Effective tax rate	7.0%	(18.5)%	(3.7)%	(10.1)%
For the three months ended June 30, 2023, the Company’s income tax expense was primarily due to the impact of discrete items in the quarter related to equity-based compensation. When compared to the U.S. federal statutory rate of 21.0%, the lower effective tax rate for the three and six months ended June 30, 2023 was primarily due to non-deductible permanent differences, which offset the income tax benefit applied to net loss before income taxes.
Note 11. Accrued Liabilities
Accrued liabilities consisted of the following:

	June 30, 2023	December 31, 2022
Accrued salaries and other benefits	$8,282	$10,569
Accrued freight costs	4,437	5,064
Sales tax payable	5,432	15,999
Accrued marketing costs	4,795	2,566
Accrued professional services	1,286	2,509
Other accrued liabilities	5,483	3,099
Total accrued liabilities	$29,715	$39,806
Note 12. Deferred Revenue
Deferred revenue consisted of the following:

	June 30, 2023	December 31, 2022
Gift cards	$10,555	$10,829
Other	653	592
Total deferred revenue	$11,208	$11,421
Note 13. Equity-based Compensation
Incentive Plans
2021 Omnibus Incentive Plan
In September 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Omnibus Incentive Plan (the “2021 Plan”), which became effective in connection with the IPO. The 2021 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units and other forms of equity and cash compensation. A total of 4,900,269 shares of the Company’s common stock were initially reserved for issuance under the 2021 Plan. The number of shares of common stock reserved and available for issuance under the 2021 Plan automatically increases on January 1 of each year by 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the compensation committee of the Company’s board of directors. On May 30, 2023, the Company’s shareholders approved an amendment to the 2021 Omnibus Plan to increase the number of shares available for issuance under the 2021 Plan by 10,000,000 shares of the Company’s common stock. As of June 30, 2023, there were 17,476,784 shares reserved for issuance of awards under the 2021 Plan.

2021 Employee Stock Purchase Plan
In September 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective in connection with the IPO. The ESPP authorizes the issuance of shares of the Company’s common stock pursuant to purchase rights granted to employees. A total of 1,225,067 shares of the Company’s common stock were initially reserved for issuance under the ESPP. The number of shares reserved and available for issuance under the ESPP automatically increases on January 1 of each year by 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the compensation committee of the Company’s board of directors. As of June 30, 2023, there were 1,225,067 shares reserved for issuance of awards under the ESPP.
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
Grant Activity
Stock Options
The 2021 Plan provides for the issuance of incentive and nonqualified stock options. Under the 2021 Plan, the exercise price of a stock option shall not be less than the fair market value of one share of the Company’s common stock on the date of grant. Stock options have a contractual term, or the period during which they are exercisable, not to exceed ten years from the date of grant, and generally vest over time or based on performance. As of June 30, 2023, all stock option grants have been time-based.
A summary of the Company's time-based stock option activity under the 2021 Plan was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance as of December 31, 2022	507,479	$6.95	9.04	$—
Granted	—	—
Exercised	—	—
Forfeited/Repurchased	(29,605)	9.50
Balance as of June 30, 2023	477,874	$6.79	8.57	$—
Vested as of June 30, 2023	200,567	$7.06	8.53	$—
As of June 30, 2023, there was $1.0 million of total unrecognized compensation cost related to unvested stock options issued under the 2021 Plan, which is expected to be recognized over a weighted-average period of 2.0 years.

Restricted Stock Units
The 2021 Plan provides for the issuance of restricted stock units (“RSUs”). RSUs issued prior to March 31, 2022 vest over four years while all RSUs issued after that date vest over three years.
A summary of the Company's RSU activity under the 2021 Plan was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of December 31, 2022	4,410,309	$2.73
Granted	405,204	0.41
Vested	(412,319)	4.91
Forfeited/Repurchased	(372,130)	2.94
Balance as of June 30, 2023	4,031,064	$2.26
As of June 30, 2023, there was $8.1 million of total unrecognized compensation cost related to unvested RSUs issued under the 2021 Plan, which is expected to be recognized over a weighted-average period of 2.2 years.
Incentive Units
The 2018 Plan provided for the issuance of time-based incentive units and performance-based incentive units. Time-based incentive units generally vest over four years. Performance-based incentive units vested upon the satisfaction of the performance condition as described further below.
Time-Based Incentive Partnership Units
The following table summarizes time-based incentive unit activity under the 2018 Plan:

	Number of Units	Weighted Average Grant Date Fair Value	Weighted Average Participation Threshold	Aggregate Intrinsic Value
Balance as of December 31, 2022	3,363,856	$1.43	$1.55	$—
Granted	—	—	—
Vested	(1,010,779)	1.35	1.47
Forfeited/Repurchased	(16,150)	3.19	1.89
Balance as of June 30, 2023	2,336,927	$1.45	$1.59	$—
Vested as of June 30, 2023	6,884,360
As of June 30, 2023, there was $3.0 million of total unrecognized compensation cost related to unvested time-based incentive units issued under the 2018 Plan, which is expected to be recognized over a weighted average period of 1.3 years.
ESPP Purchase Rights
A six-month offering period for the ESPP ended on May 31, 2023. There were 262,705 shares purchased using ESPP purchase rights with a weighted average purchase price of $0.34.
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

The following table summarizes the Company’s equity-based compensation expense by award type for all Plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	$125	$91	$249	$213
RSUs	988	540	2,016	1,183
ESPP purchase rights	63	—	126	—
Time-based incentive units	648	863	1,369	1,466
Total	$1,824	$1,494	$3,760	$2,862
Note 14. Stockholders’ Equity
Preferred Stock
In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 50,000,000 shares of undesignated preferred stock with a par value of $0.001 per share with rights and preferences, including voting rights, designated from time to time by the Company’s board of directors. There were no shares of preferred stock issued and outstanding as of June 30, 2023.
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
Share Repurchase Program
On May 25, 2023, the Company's board of directors approved a share repurchase program (the “Share Repurchase Program”). Pursuant to the Share Repurchase Program, the Company is authorized to repurchase up to $2.0 million of shares of the Company’s common stock. The timing of any repurchases by the Company and the actual number of shares repurchased are subject to available liquidity, general market and economic conditions, alternate uses for the capital and other factors. Share repurchases may be made from time to time through a Rule 10b5-1 trading plan, open market transactions, block trades or in private transactions in accordance with applicable securities laws and regulations and other legal requirements. The Share Repurchase Program may be suspended or discontinued at any time and has no expiration date. During the three and six months ended June 30, 2023, the Company repurchased 673,839 shares of its common stock for $0.3 million, at an average price of $0.44 per share.
Note 15. Net Income (Loss) Per Share
The following table sets forth the computation of basic and diluted net loss per share and a reconciliation of the weighted average number of shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(5,040)	$(4,212)	$(14,593)	$(2,687)
Denominator:
Weighted-average common shares outstanding, basic and diluted	129,138,138	128,657,271	129,089,647	128,652,580
Net loss per share:
Net loss per share, basic and diluted	$(0.04)	$(0.03)	$(0.11)	$(0.02)

Basic net income (loss) per share is calculated by dividing net income (loss) for the period by the weighted-average number of shares of common stock for the period. Diluted net income (loss) per share has been calculated in a manner consistent with that of basic net income (loss) per share while giving effect to shares of potentially dilutive stock option and RSU grants, as well as ESPP purchase rights, outstanding during the period, if applicable. Due to the net loss for all periods shown, no potentially dilutive securities had an impact on diluted loss per share for any period. For the three months ended June 30, 2023 and 2022, respectively, 4,264,047 and 1,403,626 shares were excluded from the calculation of weighted-average diluted common shares outstanding as they had an anti-dilutive effect. For the six months ended June 30, 2023 and 2022, respectively, 4,464,863 and 1,240,773 shares were excluded from the calculation of weighted-average diluted common shares outstanding as they had an anti-dilutive effect.
Note 16. Commitments and Contingencies
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
Note 17. Subsequent Events
The Company has evaluated subsequent events occurring through August 9, 2023, the date that these financial statements were originally available to be issued, and determined that no subsequent events occurred that would require disclosure in these financial statements.

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
The following table sets forth our key operating metrics for each period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, other than dollar figures)	2023	2022	2023	2022
Active customers	3.6	3.9	3.6	3.9
Average order value	$82	$85	$81	$84
Number of orders	1.7	1.9	3.1	3.7
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
Key Financial Metrics
The following table sets forth our key GAAP and non-GAAP financial metrics for each period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Gross margin	57%	55%	57%	56%
Net loss	$(5,040)	$(4,212)	$(14,593)	$(2,687)
Net loss margin	(4)%	(3)%	(6)%	(1)%
Adjusted EBITDA	$5,568	$5,891	$7,754	$16,543
Adjusted EBITDA margin	4%	4%	3%	5%
Net cash provided by (used in) operating activities			$7,290	$(23,587)
Free Cash Flow			$3,672	$(29,390)
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
The following table reflects a reconciliation of Adjusted EBITDA to net loss and Adjusted EBITDA margin to net loss margin, the most directly comparable financial measure prepared in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Net loss	$(5,040)	$(4,212)	$(14,593)	$(2,687)
Add (deduct):
Total other expense, net	3,591	2,593	7,476	3,764
Provision for (benefit from) income tax	328	(955)	(555)	(302)
Depreciation and amortization expense	4,720	5,590	10,161	10,807
Equity-based compensation expense	1,824	1,494	3,760	2,862
Inventory step-up amortization expense	—	—	—	707
Distribution center relocation costs	—	1,291	—	1,291
Transaction costs	—	90	—	101
Severance	417	—	682	—
Sales tax penalties	49	—	532	—
Insured (gains) losses	(321)	—	291	—
Adjusted EBITDA	$5,568	$5,891	$7,754	$16,543
Net loss margin	(4)%	(3)%	(6)%	(1)%
Adjusted EBITDA margin	4%	4%	3%	5%
Free Cash Flow
We calculate Free Cash Flow as net cash provided by (used in) operating activities reduced by purchases of property and equipment. Management believes Free Cash Flow is a useful measure of liquidity and an additional basis for assessing our ability to generate cash. There are limitations related to the use of Free Cash Flow as an analytical tool, including that other companies may calculate Free Cash Flow differently, which reduces its usefulness as a comparative measure, and Free Cash Flow does not reflect our future contractual commitments nor does it represent the total residual cash flow for a given period.

The following table presents a reconciliation of Free Cash Flow to net cash used in operating activities, the most directly comparable financial measure prepared in accordance with GAAP:

	Six Months Ended June 30,
(dollars in thousands)	2023	2022
Net cash provided by (used in) operating activities	$7,290	$(23,587)
Less: purchases of property and equipment	(3,618)	(5,803)
Free Cash Flow	$3,672	$(29,390)
Our Free Cash Flow has fluctuated over time primarily as a result of timing of inventory purchases, purchases of property and equipment and fluctuations in earnings. Our operating model requires a low level of capital expenditure.
For the six months ended June 30, 2023, net cash provided by operating activities increased by $30.9 million compared to net cash used in operating activities for the six months ended June 30, 2022. This was attributable primarily to a decrease in inventory compared to the prior period, which was driven by reduced inventory buying and sell-through of aged inventory, partially offset by lower earnings and timing of payments.
For the six months ended June 30, 2023, Free Cash Flow increased by $33.1 million compared to Free Cash Flow for the six months ended June 30, 2022. This was attributable primarily to a decrease in inventory compared to the prior period, which was driven by reduced inventory buying and sell-through of aged inventory, and lower purchases of property and equipment, partially offset by lower earnings and timing of payments.
Factors Affecting Our Performance
Macroeconomic Environment
The macroeconomic environment in which we operate has been and, we anticipate, will continue to be pressured by adverse conditions worldwide. Inflationary pressures on consumers globally, particularly on our Australian customers, and our supply chain, rising interest rates, shifts in global spending in anticipation of a potential economic slowdown or recession and increasing labor rates have pressured our net sales. Additionally, lower return on marketing investments, a higher-than-historical competitive promotional environment and higher merchandise returns, all stemming from the pressures previously identified, led to reduced operating income and Adjusted EBITDA performance. Consequently, our business and results of operations, including earnings and cash flows, could continue to be adversely impacted, including as a result of:
•decreased consumer confidence and consumer spending and consumption habits, including spending for the merchandise that we sell and shifting to more in-store retail experiences, and negative trends in consumer purchasing patterns due to inflationary pressures and changes in consumers’ disposable income, credit availability and debt levels;
•challenges filling staffing requirements at our stores, corporate headquarters and distribution centers; and
•increased materials and procurement costs as a result of scarcity or increased prices of commodities and raw materials.
All of these factors have contributed and may continue to contribute to reduced orders, increased merchandise returns, higher discounts, lower net sales, lower gross margins, reduced effectiveness of marketing and increased inventories and it is possible that an interim goodwill impairment test could be required, and this or the annual impairment test could result in an impairment charge.
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
Impact of COVID-19
In the second half of 2022, we started to experience reductions in air freight costs (which had increased in the first half of 2022 as a result of vendor delays and shutdowns due to the COVID-19 pandemic), the impact of which has been and will continue to be realized in the Company’s cost of goods sold during 2023. We continue to monitor vendor and manufacturer shipping times and other potential disruptions in our supply chain and implement mitigation plans as necessary.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net sales	$136,028	$158,471	$256,513	$306,790
Cost of sales	58,672	71,024	110,657	135,147
Gross profit	77,356	87,447	145,856	171,643
Operating expenses:
Selling	35,932	45,254	70,338	85,618
Marketing	18,354	19,064	33,131	34,769
General and administrative	24,191	25,703	50,059	50,481
Total operating expenses	78,477	90,021	153,528	170,868
Income (loss) from operations	(1,121)	(2,574)	(7,672)	775
Other expense, net:
Interest expense	(2,841)	(1,393)	(5,692)	(2,652)
Other expense	(750)	(1,200)	(1,784)	(1,112)
Total other expense, net	(3,591)	(2,593)	(7,476)	(3,764)
Loss before income taxes	(4,712)	(5,167)	(15,148)	(2,989)
Benefit from (provision for) income taxes	(328)	955	555	302
Net loss	$(5,040)	$(4,212)	$(14,593)	$(2,687)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	100%	100%	100%	100%
Cost of sales	43%	45%	43%	44%
Gross profit	57%	55%	57%	56%
Operating expenses:
Selling	26%	29%	27%	28%
Marketing	13%	12%	13%	11%
General and administrative	18%	16%	20%	16%
Total operating expenses	58%	57%	60%	56%
Income (loss) from operations	(1%)	(2%)	(3%)	—%
Other expense, net:
Interest expense	(2%)	(1%)	(2%)	(1%)
Other expense	(1%)	(1%)	(1%)	—%
Total other expense, net	(3%)	(2%)	(3%)	(1%)
Loss before income taxes	(3%)	(3%)	(6%)	(1%)
Benefit from (provision for) income taxes	—%	1%	—%	—%
Net loss	(4%)	(3%)	(6%)	(1%)

Comparison of the Three Months Ended June 30, 2023 and 2022
Net Sales

	Three Months Ended June 30,
(in thousands)	2023	2022
Net sales	$136,028	$158,471
Net sales decreased by $22.4 million, or 14%, for the three months ended June 30, 2023 compared to the same period in 2022. The decrease in net sales was primarily driven by an 11% decrease in the number of orders, which drove a decrease in net sales of $17.1 million, and a decrease in our average order value of 4%, from $85 in 2022 to $82 in 2023, which drove a decrease in net sales of $5.3 million. The decreases in our number of orders and average order value were primarily due to adverse macroeconomic conditions in Australia. On a constant currency basis, net sales and average order value for the three months ended June 30, 2023 would have decreased 11% and been flat, respectively.
Cost of Sales

	Three Months Ended June 30,
(dollars in thousands)	2023	2022
Cost of sales	$58,672	$71,024
Percent of net sales	43%	45%
Cost of sales decreased by $12.4 million, or 17%, for the three months ended June 30, 2023 compared to the same period in 2022. This decrease was primarily driven by the 14% reduction in net sales for the three months ended June 30, 2023, as well as lower inbound air freight costs. The decrease in cost of sales as a percentage of net sales was primarily due to a higher volume of full-price sales, particularly in the U.S., and lower inbound air freight costs.
Gross Profit

	Three Months Ended June 30,
(dollars in thousands)	2023	2022
Gross profit	$77,356	$87,447
Gross margin	57%	55%
Gross profit decreased by $10.1 million, or 12%, for the three months ended June 30, 2023 compared to the same period in 2022. This decrease was primarily due to the 14% reduction in net sales for the three months ended June 30, 2023, partially offset by lower inbound air freight costs. Gross margin increased due to a higher volume of full-price sales, particularly in the U.S., and lower inbound air freight costs.
Selling Expenses

	Three Months Ended June 30,
(dollars in thousands)	2023	2022
Selling	$35,932	$45,254
Percent of net sales	26%	29%
Selling expenses decreased by $9.3 million, or 21%, for the three months ended June 30, 2023 compared to the same period in 2022. This decrease was driven by the 14% reduction in net sales for the three months ended June 30, 2023, and improvements in operational efficiencies in distribution, fulfillment and outbound shipping. The decrease in selling expenses as a percentage of net sales was primarily due to operational efficiencies in distribution, fulfillment and outbound shipping.

Marketing Expenses

	Three Months Ended June 30,
(dollars in thousands)	2023	2022
Marketing	$18,354	$19,064
Percent of net sales	13%	12%
Marketing expenses decreased by $0.7 million, or 4%, for the three months ended June 30, 2023 compared to the same period in 2022. The increase in marketing expenses as a percentage of net sales was primarily due to lower sales volume in the second quarter compared to last year.
General and Administrative Expenses

	Three Months Ended June 30,
(dollars in thousands)	2023	2022
General and administrative	$24,191	$25,703
Percent of net sales	18%	16%
General and administrative expenses decreased by $1.5 million, or 6%, for the three months ended June 30, 2023 compared to the same period in 2022. The decrease was driven by a $1.1 million decrease in intangible amortization and a $0.7 million decrease in salaries and benefits. Partially offsetting these decreases was a $0.4 million increase in severance expense and a $0.3 million increase in equity-based compensation expense. The increase in general and administrative expenses as a percentage of net sales resulted primarily from lower net sales for the three months ended June 30, 2023 compared to the same period in 2022.
Other Expense, Net

	Three Months Ended June 30,
(dollars in thousands)	2023	2022
Other expense, net:
Interest expense	$(2,841)	$(1,393)
Other expense	(750)	(1,200)
Total other expense, net	$(3,591)	$(2,593)
Percent of net sales	(3)%	(2)%
Other expense, net increased by $1.0 million for the three months ended June 30, 2023 compared to the same period in 2022, primarily due to $1.4 million in additional interest expense from rising interest rates on our variable rate debt, partially offset by the negative impact of foreign currency translation in the prior year.
Benefit From (Provision For) Income Taxes

	Three Months Ended June 30,
(dollars in thousands)	2023	2022
Benefit from (provision for) income taxes	$(328)	$955
Percent of net sales	—%	1%
Benefit from (provision for) income tax changed by $1.3 million, or 134% for the three months ended June 30, 2023 compared to the same period in 2022. This change was due to the impact of discrete items in the quarter related to equity-based compensation.

Comparison of the Six Months Ended June 30, 2023 and 2022
Net Sales

	Six Months Ended June 30,
(dollars in thousands)	2023	2022
Net sales	$256,513	$306,790
Net sales decreased by $50.3 million, or 16%, for the six months ended June 30, 2023 compared to the same period in 2022. The overall decrease in net sales was primarily driven by a 16% decrease in the number of orders we processed in 2023 compared to 2022, driving a decrease in net sales of $39.8 million, and a decrease in our average order value of 4%, from $84 in 2022 to $81 in 2023, which drove a decrease in net sales of $10.5 million. The decreases in the number of orders and average order value were primarily due to adverse macroeconomic conditions in Australia. On a constant currency basis, net sales and average order value for the six months ended June 30, 2023 would have decreased 14% and increased 1% to $82 from $81, respectively.
Cost of Sales

	Six Months Ended June 30,
(dollars in thousands)	2023	2022
Cost of sales	$110,657	$135,147
Percent of net sales	43%	44%
Cost of sales decreased by $24.5 million, or 18%, for the six months ended June 30, 2023 compared to the same period in 2022. This decrease was primarily driven by a 16% decrease in the total number of orders in 2023, as compared to 2022, as well as lower inbound air freight costs during the six months ended June 30, 2023. These decreases were partially offset by a higher merchandise return rate. Cost of sales as a percent of net sales decreased primarily due to lower inbound air freight costs and a higher volume of full-price sales, particularly in the U.S., in the six months ended June 30, 2023 compared to the same period in 2022.
Gross Profit

	Six Months Ended June 30,
(dollars in thousands)	2023	2022
Gross profit	$145,856	$171,643
Gross margin	57%	56%
Gross profit decreased by $25.8 million, or 15%, for the six months ended June 30, 2023 compared to the same period in 2022. This decrease was primarily driven by a 16% decrease in the total number of orders in 2023, as compared to 2022. Gross margin increased primarily due to a higher volume of full-price sales, particularly in the U.S., and lower inbound air freight costs in the six months ended June 30, 2023 compared to the same period in 2022.
Selling Expenses

	Six Months Ended June 30,
(dollars in thousands)	2023	2022
Selling	$70,338	$85,618
Percent of net sales	27%	28%
Selling expenses decreased by $15.3 million, or 18%, for the six months ended June 30, 2023 compared to the same period in 2022. This decrease was driven by the 16% reduction in net sales for the six months ended June 30, 2023, and operational efficiencies in distribution, fulfillment and outbound shipping. The decrease in selling expenses as a percentage of net sales was primarily due to operational efficiencies in distribution, fulfillment and outbound shipping in the six months ended June 30, 2023 compared to the same period in 2022.

Marketing Expenses

	Six Months Ended June 30,
(dollars in thousands)	2023	2022
Marketing	$33,131	$34,769
Percent of net sales	13%	11%

Marketing expenses decreased by $1.6 million, or 5%, for the six months ended June 30, 2023 compared to the same period in 2022. The increase in marketing expenses as a percentage of net sales was primarily due to lower net sales for the six months ended June 30, 2023 compared to the same period in 2022.
General and Administrative Expenses

	Six Months Ended June 30,
(dollars in thousands)	2023	2022
General and administrative	$50,059	$50,481
Percent of net sales	20%	16%
General and administrative expenses decreased by $0.4 million, or 1%, for the six months ended June 30, 2023 compared to the same period in 2022. The decrease was primarily driven by a $2.1 million decrease in intangible amortization and a $0.3 million decrease in salaries and related benefits. Partially offsetting these decreases was a $0.9 million increase in equity-based compensation, a $0.7 million increase in severance and a $0.5 million increase in professional fees. The increase in general and administrative expenses as a percentage of net sales resulted primarily from lower net sales for the six months ended June 30, 2023 compared to the same period in 2022.
Other Expense, Net

	Six Months Ended June 30,
(dollars in thousands)	2023	2022
Other expense, net:
Interest expense	$(5,692)	$(2,652)
Other expense	(1,784)	(1,112)
Total other expense, net	$(7,476)	$(3,764)
Percent of net sales	(3)%	(1)%
Other expense, net increased by $3.7 million for the six months ended June 30, 2023 compared to the same period in 2022, primarily due to $3.0 million in additional interest expense from rising interest rates on our variable rate debt, and a $1.0 million loss recognized on the sale of the Rebdolls reporting unit.
Benefit From Income Taxes

	Six Months Ended June 30,
(dollars in thousands)	2023	2022
Benefit from income taxes	$555	$302
Percent of net sales	—%	—%
Benefit from income taxes increased by $0.3 million, or 84% for the six months ended June 30, 2023 compared to the same period in 2022. This increase was due to an increase in our loss before income taxes.

Liquidity and Capital Resources
As of June 30, 2023, our principal sources of liquidity were cash and cash equivalents totaling $25.9 million, our revolving line of credit and our term loan accordion provision.
As of June 30, 2023, most of our cash was held for working capital purposes. We had historically financed our operations and capital expenditures primarily through cash flows generated by operations, the incurrence of debt and through the issuance of equity. We believe that our existing cash, together with cash generated from operations and available borrowing capacity under our credit facilities and lines of credit, will be sufficient to meet our anticipated cash needs for the next 12 months. We believe that cash generated from ongoing operations and continued access to debt markets will be sufficient to satisfy our cash requirements beyond 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. We may seek to borrow funds under our credit facility or raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section of our 2022 Form 10-K captioned “Risk Factors.” We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all. The inability to raise capital if needed would adversely affect our ability to achieve our business objectives.
Senior Secured Credit Facility
In connection with the IPO, we entered into a senior secured credit facility inclusive of a $100.0 million term loan and a $50.0 million revolving line of credit, with an option of up to $50.0 million in additional term loan through an accordion provision. We used borrowings under this credit facility, together with a portion of the proceeds from the IPO, to repay our previous debt in full. As of June 30, 2023, the Company owed a combined $102.4 million in term loan and accordion borrowings, as well as $18.9 million borrowed under the revolving line of credit. The term loan requires us to make amortized annual payments of 5.0% during the first and second years, 7.5% during the third and fourth years and 10.0% during the fifth year with the balance of the loan due at maturity. Borrowings under the term loan accrue interest at a benchmark rate plus an applicable margin dependent upon our net leverage ratio. The revolving line of credit accrues interest at a benchmark rate plus an applicable margin dependent upon our net leverage ratio. The highest interest rates under the agreement for both the term loan and revolving line of credit occur at a net leverage ratio of greater than 2.75x, yielding an interest rate of a benchmark rate plus 3.25%. The accordion provision allows us to borrow additional amounts of term loan at terms to be agreed upon at the time of issuance, but on substantially the same basis as the original term loan. As of June 30, 2023, principal payments of our term loan and accordion for the next twelve months are anticipated to total $7.0 million.
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
Historical Cash Flows

	Six Months Ended June 30,
(in thousands)	2023	2022
Net cash provided by (used in) operating activities	$7,290	$(23,587)
Net cash used in investing activities	(3,680)	(7,962)
Net cash (used in) provided by financing activities	(24,175)	20,905

Net Cash Provided by (Used in) Operating Activities
Net cash provided by (used in) operating activities consists primarily of net income (loss) adjusted for certain non-cash items, including depreciation, amortization, equity-based compensation, the effect of changes in working capital and other activities.
During the six months ended June 30, 2023, as compared to the same period in 2022, net cash provided by operating activities increased by $30.9 million. This was attributable primarily to a decrease in inventory compared to the prior period, which was driven by reduced inventory buying and sell-through of aged inventory, partially offset by timing of payments.
Net Cash Used in Investing Activities
Our primary investing activities have consisted of acquisitions to support our overall business growth, and investments in our fulfillment centers and our internally developed software to support our infrastructure, and investments in stores. Purchases of property and equipment may vary from period to period due to timing of the expansion of our operations.
During the six months ended June 30, 2023, as compared to the same period in 2022, net cash used in investing activities decreased by $4.3 million. This was attributable to the cash paid from holdbacks in the prior period related to the mnml acquisition, and the purchases of property and equipment, which was driven by the expansion of the Company’s operations and retail footprint in the United States in the prior period.
Net Cash Provided by (Used in) Financing Activities
Our financing activities have historically consisted of cash proceeds received from the issuance of borrowings, cash used to pay down borrowings, cash received in exchange for partner units and cash received from the sale of our common stock in the IPO.
During the six months ended June 30, 2023, as compared to the same period in 2022, net cash used in financing activities decreased by $45.1 million. This was primarily attributable to $25.0 million in proceeds from the revolving line of credit from our senior secured credit facility in 2022, and the combined $23.9 million in principal payments on our senior secured credit facility in 2023.
Share Repurchase Program
On May 25, 2023, the Company's board of directors approved a share repurchase program (the “Share Repurchase Program”). Pursuant to the Share Repurchase Program, the Company is authorized to repurchase up to $2.0 million of shares of the Company’s common stock. The timing of any repurchases by the Company and the actual number of shares repurchased are subject to available liquidity, general market and economic conditions, alternate uses for the capital and other factors. Share repurchases may be made from time to time through a Rule 10b5-1 trading plan, open market transactions, block trades or in private transactions in accordance with applicable securities laws and regulations and other legal requirements. The Share Repurchase Program may be suspended or discontinued at any time and has no expiration date. During the three and six months ended June 30, 2023, the Company repurchased 673,839 shares of its common stock for $0.3 million, at an average price of $0.44 per share.
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
Interest Rate Sensitivity
Cash and cash equivalents are held primarily in cash deposits and money market funds. The fair value of our cash and cash equivalents would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments. Interest on any borrowings incurred under the Company’s revolving line of credit would accrue at a floating rate based on a formula tied to certain market rates at the time of incurrence. As of June 30, 2023, we had approximately $121.3 million in debt outstanding under our senior secured credit facility. Based on the levels of borrowings under our senior secured credit facility at June 30, 2023, a hypothetical 100 basis point increase or decrease in underlying interest rates would increase or decrease annual interest expense by approximately $1.2 million. This hypothetical analysis may differ from the actual change in interest expense due to potential changes in interest rates or gross borrowings outstanding under our credit facilities. We do not utilize derivative financial instruments to manage our interest rate risks.
In the event the Federal Reserve continues to raise interest rates to combat inflation, current and future borrowings under our senior secured credit facility would be adversely impacted since borrowings under that facility bear interest at variable rates.
Foreign Currency Risk
We are exposed to fluctuations in currency exchange rates as a result of our operations in countries other than the U.S., principally related to our significant operations in Australia. As of June 30, 2023, movements in currency exchange rates and the related impact on the translation of the balance sheets resulted in the $5.9 million net loss in the currency translation category of accumulated other comprehensive loss since December 31, 2022. A hypothetical 10% increase or decrease in the Australian dollar exchange rate could result in a $19.6 million foreign currency translation fluctuation, which would be recorded in accumulated other comprehensive loss in the condensed consolidated balance sheets.
Additionally, a portion of our sales and costs are earned and incurred, respectively, in USD for subsidiaries that use AUD as their functional currency. These sales and costs generate foreign currency exposure. Furthermore, we have various assets and liabilities, primarily cash and intercompany receivables and payables, denominated in USD where the functional currency is AUD. These balance sheet items are subject to remeasurement which may create fluctuations in other expense within our condensed consolidated statements of income. For the three and six months ended June 30, 2023, movements in currency exchange rates resulted in net losses of $0.2 million and $0.3 million, respectively, in other expense.
Continuing increases in interest rates to combat inflation may lead to further strengthening of the U.S. dollar relative to foreign currencies, including the AUD, and may impact our sales and costs further.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation is performed to determine whether our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Due to the material weaknesses described below, our Interim Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2023. Nevertheless, based on the performance of additional procedures by management designed to ensure reliability of financial reporting, the Company’s management has concluded that, notwithstanding the material weaknesses described below, the consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with GAAP.
Material Weaknesses
We have identified two material weaknesses in the design and operation of our internal control over financial reporting in connection with the preparation of our financial statements, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, that had not been remediated as of June 30, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company’s management, including our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023:
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

While progress has been made to remediate both of the material weaknesses above, as of June 30, 2023, we were still in the process of developing and implementing the enhanced processes and procedures and testing the operating effectiveness of these improved controls. We provided process and controls training and have incorporated ongoing training and monitoring as part of our overall control environment. We implemented and continue to implement control improvements and have focused on the increased operational effectiveness of our controls. We believe our actions will be effective in remediating the material weaknesses, and we continue to devote significant time and attention to these efforts. In addition, the material weaknesses will not be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weaknesses above were not remediated as of June 30, 2023.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On May 25, 2023, the Company’s board of directors approved the Share Repurchase Program, authorizing the Company to repurchase up to $2 million of shares of the Company’s common stock. The timing of any repurchases by the Company and the actual number of shares repurchased are subject to available liquidity, general market and economic conditions, alternate uses for the capital and other factors. Share repurchases may be made from time to time through a Rule 10b5-1 trading plan, open market transactions, block trades or in private transactions in accordance with applicable securities laws and regulations and other legal requirements. The Share Repurchase Program may be suspended or discontinued at any time and has no expiration date.

The following table sets forth our share repurchase activity, on a settlement date basis, for the three months ended June 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total number of shares purchased as part of a publicly announced plan or program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (millions)
June 1, 2023 - June 30, 2023	673,839	$0.44	673,839	$1.7
Total	673,839		673,839
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2023, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.10
Amendment No. 1 to the a.k.a. Brands Holding Corp. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to a.k.a Brands Holding Corp.'s Current Report on Form 8-K (File No. 001-40828) filed with the Securities and Exchange Commission on May 30, 2023.

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

a.k.a. Brands Holding Corp.

Date: August 9, 2023	By:	/s/ Ciaran Long
	Name:	Ciaran Long
	Title:	Interim Chief Executive Officer and Chief Financial Officer
(Authorized Signatory and Principal Executive, Financial and Accounting Officer)