Form 10-Q
period 2023-09-30
A.K.A. BRANDS HOLDING CORP.
filed 2023-11-08
CIK 1865107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________________________________
FORM 10-Q
__________________________________________________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
100 Montgomery Street, Suite 2270
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 6, 2023, the registrant had 10,627,210 shares of common stock outstanding.

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
•risks related to doing business internationally, including international economic, geopolitical instability (including the ongoing Ukraine and Israel wars), legal, compliance and supply chain risks;
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
•our ability to continue to comply with the New York Stock Exchange (the “NYSE”) listing standards and maintain the listing of our common stock on the NYSE;
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
•declines in the fair value of intangible assets, or impairment of goodwill, of a business unit;
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$20,742	$46,319
Restricted cash	1,862	2,054
Accounts receivable	3,312	3,231
Inventory, net	99,950	126,533
Prepaid income taxes	10,270	6,089
Prepaid expenses and other current assets	18,027	13,378
Total current assets	154,163	197,604
Property and equipment, net	27,680	28,958
Operating lease right-of-use assets	37,270	37,317
Intangible assets, net	66,345	76,105
Goodwill	91,281	167,731
Deferred tax assets	1,009	1,070
Other assets	657	853
Total assets	$378,405	$509,638
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$27,480	$20,903
Accrued liabilities	27,502	39,806
Sales returns reserve	7,482	3,968
Deferred revenue	10,938	11,421
Operating lease liabilities, current	7,046	6,643
Current portion of long-term debt	7,700	5,600
Total current liabilities	88,148	88,341
Long-term debt	98,985	138,049
Operating lease liabilities	35,273	34,404
Other long-term liabilities	1,540	1,483
Deferred income taxes	241	284
Total liabilities	224,187	262,561
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; zero shares issued or outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 10,684,386 and 10,750,586 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively*	128	129
Additional paid-in capital	465,212	460,660
Accumulated other comprehensive loss	(57,592)	(45,185)
Accumulated deficit	(253,530)	(168,527)
Total stockholders’ equity	154,218	247,077
Total liabilities and stockholders’ equity	$378,405	$509,638
The accompanying notes are an integral part of these condensed consolidated financial statements.
* Adjusted for the one-for-12 Reverse Stock Split. Refer to Note 14, “Stockholders’ Equity.”

a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$140,833	$155,822	$397,346	$462,612
Cost of sales	62,865	68,965	173,522	204,112
Gross profit	77,968	86,857	223,824	258,500
Operating expenses:
Selling	36,660	41,450	106,998	127,068
Marketing	18,511	16,532	51,642	51,301
General and administrative	24,622	26,133	74,681	76,614
Goodwill impairment	68,524	—	68,524	—
Total operating expenses	148,317	84,115	301,845	254,983
(Loss) income from operations	(70,349)	2,742	(78,021)	3,517
Other expense, net:
Interest expense	(2,798)	(1,835)	(8,490)	(4,487)
Other expense	(541)	(923)	(2,325)	(2,035)
Total other expense, net	(3,339)	(2,758)	(10,815)	(6,522)
Loss before income taxes	(73,688)	(16)	(88,836)	(3,005)
Benefit from (provision for) income taxes	3,278	(98)	3,833	204
Net loss	$(70,410)	$(114)	$(85,003)	$(2,801)
Net loss per share:
Basic and diluted*	$(6.58)	$(0.01)	$(7.92)	$(0.26)
Weighted average shares outstanding:
Basic and diluted*	10,695,621	10,723,859	10,736,628	10,721,995
The accompanying notes are an integral part of these condensed consolidated financial statements.
* Adjusted for the one-for-12 Reverse Stock Split. Refer to Note 14, “Stockholders’ Equity.”

a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(70,410)	$(114)	$(85,003)	$(2,801)
Other comprehensive loss:
Currency translation	(6,552)	(28,263)	(12,407)	(52,889)
Total comprehensive loss	$(76,962)	$(28,377)	$(97,410)	$(55,690)
The accompanying notes are an integral part of these condensed consolidated financial statements.

a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares*	Amount
Balance as of December 31, 2022	10,750,586	$129	$460,660	$(45,185)	$(168,527)	$247,077
Equity-based compensation	—	—	1,936	—	—	1,936
Issuance of common stock under employee equity plans, net of shares withheld	6,882	—	(43)	—	—	(43)
Cumulative translation adjustment	—	—	—	(3,925)	—	(3,925)
Net loss	—	—	—	—	(9,553)	(9,553)
Balance as of March 31, 2023	10,757,468	129	462,553	(49,110)	(178,080)	235,492
Equity-based compensation	—	—	1,824	—	—	1,824
Issuance of common stock under employee equity plans, net of shares withheld	42,117	—	66	—	—	66
Repurchase of shares	(56,153)	—	(299)	—	—	(299)
Cumulative translation adjustment	—	—	—	(1,930)	—	(1,930)
Net loss	—	—	—	—	(5,040)	(5,040)
Balance as of June 30, 2023	10,743,432	129	464,144	(51,040)	(183,120)	230,113
Equity-based compensation	—	—	1,719	—	—	1,719
Issuance of common stock under employee equity plans, net of shares withheld	13,802	—	(40)	—	—	(40)
Repurchase of shares	(72,848)	(1)	(611)	—	—	(612)
Cumulative translation adjustment	—	—	—	(6,552)	—	(6,552)
Net loss	—	—	—	—	(70,410)	(70,410)
Balance as of September 30, 2023	10,684,386	$128	$465,212	$(57,592)	$(253,530)	$154,218
The accompanying notes are an integral part of these condensed consolidated financial statements.
* Adjusted for the one-for-12 Reverse Stock Split. Refer to Note 14, “Stockholders’ Equity.”

a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares*	Amount
Balance as of December 31, 2021	10,720,653	$129	$453,807	$(11,080)	$8,170	$451,026
Equity-based compensation	—	—	1,368	—	—	1,368
Cumulative translation adjustment	—	—	—	14,405	—	14,405
Net income	—	—	—	—	1,525	1,525
Balance as of March 31, 2022	10,720,653	129	455,175	3,325	9,695	468,324
Equity-based compensation	—	—	1,494	—	—	1,494
Issuance of common stock under employee equity plans, net of shares withheld	1,779	—	(32)	—	—	(32)
Cumulative translation adjustment	—	—	—	(39,031)	—	(39,031)
Net loss	—	—	—	—	(4,212)	(4,212)
Balance as of June 30, 2022	10,722,432	129	456,637	(35,706)	5,483	426,543
Equity-based compensation	—	—	1,586	—	—	1,586
Issuance of common stock under employee equity plans, net of shares withheld	12,134	—	(53)	—	—	(53)
Cumulative translation adjustment	—	—	—	(28,263)	—	(28,263)
Net loss	—	—	—	—	(114)	(114)
Balance as of September 30, 2022	10,734,566	$129	$458,170	$(63,969)	$5,369	$399,699

The accompanying notes are an integral part of these condensed consolidated financial statements.
* Adjusted for the one-for-12 Reverse Stock Split. Refer to Note 14, “Stockholders’ Equity.”

a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(85,003)	$(2,801)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	5,912	4,121
Amortization expense	8,782	11,252
Amortization of inventory fair value adjustment	—	707
Amortization of debt issuance costs	470	487
Lease incentives	1,499	1,384
Loss on disposal of businesses	1,533	—
Non-cash operating lease expense	5,786	7,211
Equity-based compensation	5,478	4,448
Deferred income taxes, net	3	(2,343)
Goodwill impairment	68,524	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	111	(1,339)
Inventory	20,428	(31,067)
Prepaid expenses and other current assets	(5,448)	2,965
Accounts payable	7,495	9,430
Income taxes payable	(4,528)	(6,987)
Accrued liabilities	(10,912)	641
Returns reserve	3,714	(415)
Deferred revenue	(4)	(3,294)
Lease liabilities	(5,798)	(5,817)
Net cash provided by (used in) operating activities	18,042	(11,417)
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(2,095)
Purchases of intangible assets	(59)	(164)
Purchases of property and equipment	(5,462)	(13,946)
Net cash used in investing activities	(5,521)	(16,205)
Cash flows from financing activities:
Payments of costs related to initial public offering	—	(1,142)
Proceeds from line of credit, net of issuance costs	—	25,000
Repayment of line of credit	(33,100)	—
Proceeds from issuance of debt, net of issuance costs	—	(121)
Repayment of debt	(4,200)	(4,200)
Taxes paid related to net share settlement of equity awards	(107)	(84)
Proceeds from issuances under equity-based compensation plans	90	—
Repurchase of shares	(910)	—
Net cash (used in) provided by financing activities	(38,227)	19,453
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(63)	211
Net decrease in cash, cash equivalents and restricted cash	(25,769)	(7,958)
Cash, cash equivalents and restricted cash at beginning of period	48,373	41,018
Cash, cash equivalents and restricted cash at end of period	$22,604	$33,060

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$20,742	$31,114
Restricted cash	1,862	1,946
Total cash, cash equivalents and restricted cash	$22,604	$33,060
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

The Company generally provides refunds for goods returned within 30 to 45 days from the original purchase date. At the time of sale, we establish a reserve for merchandise returns, based on historical experience, merchandise mix and expected future returns, which is recorded as a reduction of sales. Accordingly, cost of sales is also reduced and an offsetting asset is recorded within prepaid expenses and other current assets for expected merchandise to be returned. A returns reserve is recorded by the Company based on historical refund experience with a corresponding reduction of sales and cost of sales. The returns reserve was $7.5 million and $4.0 million as of September 30, 2023 and December 31, 2022, respectively.
The following table presents a summary of the Company’s sales return reserve:

Balance as of December 31, 2021	$6,887
Returns	(101,716)
Allowance	98,797
Balance as of December 31, 2022	3,968
Returns	(74,306)
Allowance	77,820
Balance as of September 30, 2023	$7,482
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
Revenue recognized in net sales on breakage of gift cards and online credit for both the three months ended September 30, 2023 and 2022 was $0.4 million and immaterial, respectively. Revenue recognized in net sales on breakage of gift cards and online credit for the nine months ended September 30, 2023 and 2022 was $1.0 million and $0.1 million, respectively.
The following table presents the disaggregation of the Company’s net sales by geography, based on customer address:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
U.S.	$83,846	$82,172	$236,439	$242,117
Australia/New Zealand	50,022	67,038	139,505	196,638
Rest of world	6,965	6,612	21,402	23,857
Total	$140,833	$155,822	$397,346	$462,612
Segment Information
Operating segments are defined as components of an entity for which separate financial information is available and is regularly reviewed by the Company’s Chief Executive Officer, its Chief Operating Decision Maker, in deciding how to allocate resources and in assessing performance. The Company has determined that its four brands are each an operating segment. The Company has aggregated its operating segments into one reportable segment based on the similar nature of products sold, production, merchandising and distribution processes involved, target customers and economic characteristics.
Note 3. Disposals
Rebdolls
In March 2023, the Company completed the sale of its Rebdolls reporting unit back to its founder. Upon close of the transaction, the Company recorded a pre-tax loss of $1.0 million in other expense, net in its condensed consolidated statements of income in the first quarter of fiscal year 2023. As part of the sale, the Company retained an 18% ownership in Rebdolls, but retained no further rights related to Rebdolls. Such investment was determined to have no value, as recovery of any amount was deemed remote.

Note 4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets are comprised of the following:

	September 30, 2023	December 31, 2022
Security deposits	$624	$2,945
Inventory prepayments	8,070	3,067
Other	9,333	7,366
Total prepaid expenses and other current assets	$18,027	$13,378
Note 5. Property and Equipment, Net
Property and equipment, net is comprised of the following:

	September 30, 2023	December 31, 2022
Furniture and fixtures	$2,372	$2,367
Machinery and equipment	5,772	5,188
Computer equipment and capitalized software	6,914	6,015
Leasehold improvements	26,824	24,816
Total property and equipment	41,882	38,386
Less: accumulated depreciation	(14,202)	(9,428)
Total property and equipment, net	$27,680	$28,958
Total depreciation expense was $1.7 million and $1.4 million for the three months ended September 30, 2023 and 2022, respectively, and was $5.9 million and $4.1 million for the nine months ended September 30, 2023 and 2022, respectively.
Note 6. Goodwill
The carrying value of goodwill, as of September 30, 2023 and December 31, 2022, was $91.3 million and $167.7 million, respectively. In August 2023, due to a continued worsening in global economic trends, elevated interest rates and unfavorable demand in Australia, the Company reduced its forecasts and expectations for the Culture Kings and Petal & Pup reporting units. This reduction was identified as a triggering event and a subsequent quantitative test concluded that the carrying value of the Culture Kings and Petal & Pup reporting units exceeded their fair values as of August 31, 2023. As a result, the Company recorded a non-cash goodwill impairment charge of $68.5 million during the third quarter of 2023. As of September 30, 2023, $10.6 million of goodwill related to Petal & Pup remained, while the goodwill related to Culture Kings was fully impaired. Additionally, as of the testing date, the estimated fair value of the mnml reporting unit exceeded the carrying value by 1.4% and the carrying value of the related goodwill was $30.0 million. Holding all other assumptions used in the fair value measurement of the mnml reporting unit constant, a 2% increase in the selected discount rate would result in impairment. No goodwill impairment was recorded during the nine months ended September 30, 2022.
The goodwill of the acquired companies is primarily related to expected improvements in technology performance and functionality, as well as sales growth from future product and service offerings and new customers, together with certain intangible assets that do not qualify for separate recognition. The goodwill of acquired companies is generally not deductible for tax purposes.
The following table summarizes goodwill activity:

Balance as of December 31, 2022	$167,731
Impairment	(68,524)
Changes in foreign currency translation	(7,926)
Balance as of September 30, 2023	$91,281

Note 7. Intangible Assets
The gross amounts and accumulated amortization of acquired identifiable intangible assets with finite useful lives as of September 30, 2023 and December 31, 2022, included in intangible assets, net in the accompanying condensed consolidated balance sheets, are as follows:

		September 30, 2023		December 31, 2022
	Useful life	Weighted Average Amortization Period 2023	2023	Weighted Average Amortization Period 2022	2022
Customer relationships	4 years	1.4 years	$20,805	2.0 years	$21,703
Brands	10 years	7.2 years	82,475	7.9 years	84,278
Trademarks	5 years	1.5 years	101	2.3 years	107
Total intangible assets			103,381		106,088
Less: accumulated amortization			(37,036)		(29,983)
Total intangible assets, net			$66,345		$76,105
Amortization of acquired intangible assets with finite useful lives is included in general and administrative expenses and was $2.9 million and $3.2 million for the three months ended September 30, 2023 and 2022, respectively, and was $8.8 million and $11.3 million for the nine months ended September 30, 2023 and 2022, respectively.
Future estimated amortization expense for acquired identifiable intangible assets is as follows:

Amortization Expense
Year ending December 31:
Remainder of 2023	$2,560
2024	10,101
2025	9,392
2026	8,650
2027	8,247
Thereafter	27,395
Total amortization expense	$66,345
Note 8. Debt
Senior Secured Credit Facility
On September 24, 2021, in connection with the closing of the Company’s initial public offering (“IPO”), certain subsidiaries of the Company entered into a senior secured credit facility comprised of a $100.0 million term loan and a $50.0 million revolving line of credit, as well as an option for additional term loan of up to $50.0 million through an accordion feature. The senior secured credit facility also allows for the issuance of one or more letters of credit from time to time by syndicate lenders. Effective April 4, 2023, the Company modified its senior secured credit facility under existing contractual provisions to yield interest based on Term SOFR interest rates. Key terms and conditions of each facility were as follows as of September 30, 2023:
•The $100.0 million term loan matures five years after closing and requires the Company to make amortized annual payments of 5.0% during the first and second years, 7.5% during the third and fourth years and 10.0% during the fifth year with the balance of the loan due at maturity. Borrowings under the term loan accrue interest at Term SOFR plus an applicable margin dependent upon our net leverage ratio, as defined by the credit agreement. The highest interest rate under the agreement occurs at a net leverage ratio of greater than 2.75x, yielding an interest rate of Term SOFR plus 3.25%.
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
The senior secured credit facility requires that the Company maintain a maximum total net leverage ratio of 3.50 to 1.00 as of the last day of any fiscal quarter, beginning with the fiscal quarter ended December 31, 2021 through maturity. The senior secured credit facility also requires that the Company maintain a minimum fixed charge coverage ratio of 1.25 to 1.00 as of the last day of any fiscal quarter, beginning with the fiscal quarter ended December 31, 2021 through maturity. In the event that the Company fails to comply with the financial covenant, the Company will have the option to make certain equity contributions, directly or indirectly, to cure any non-compliance with such covenant, subject to certain other conditions and limitations. Beginning with the fiscal year ending December 31, 2022, and continuing annually thereafter, the Company is required to make a mandatory prepayment as a percentage of excess cash flows, as defined by the credit agreement, in the period based on the Company triggering certain net debt leverage ratios. Specifically, a mandatory prepayment of 50% of excess cash flows is required if the Company’s net leverage ratio exceeds 2.75x, and a mandatory prepayment of 25% of excess cash flows is required if the Company’s net leverage ratio is greater than or equal to 2.25x. As of September 30, 2023, the Company was in compliance with all debt covenants.
During the nine months ended September 30, 2023, the Company voluntarily repaid $33.1 million of the outstanding amount owed under its revolving line of credit.
As of September 30, 2023, the all-in rate (Term SOFR plus the applicable margin) for the Company’s term loan and borrowings under the revolving line of credit was 8.68%.
Total Debt and Interest
Outstanding debt consisted of the following:

	September 30, 2023	December 31, 2022
Term loan	$100,950	$105,150
Revolving credit facility	6,900	40,000
Capitalized debt issuance costs	(1,165)	(1,501)
Total debt	106,685	143,649
Less: current portion	(7,700)	(5,600)
Total long-term debt	$98,985	$138,049
Interest expense, which included the amortization of debt issuance costs, totaled $2.8 million and $1.8 million for the three months ended September 30, 2023 and 2022, respectively, and $8.5 million and $4.5 million for the nine months ended September 30, 2023 and 2022, respectively. Additionally, as of September 30, 2023, the Company had $1.3 million of outstanding letters of credit.
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

The Company’s operating lease costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease costs	$2,557	$2,180	$7,467	$6,691
Variable lease costs	246	145	640	463
Short-term lease costs	97	91	284	312
Total lease costs	$2,900	$2,416	$8,391	$7,466
The Company does not have any sublease income and the Company’s lease agreements do not contain any residual value guarantees or material restrictive covenants.
Supplemental cash flow information relating to the Company’s operating leases was as follows:

	Nine Months Ended September 30,
	2023	2022
Cash paid for operating lease liabilities	$5,990	$4,145
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	7,240	21,987
Other information relating to the Company’s operating leases was as follows:

	September 30, 2023	December 31, 2022
Weighted-average remaining lease term	6.7 years	7.4 years
Weighted-average discount rate	5.0%	4.3%
As of September 30, 2023, the maturities of operating lease liabilities were as follows:

Remainder of 2023	$2,309
2024	8,829
2025	8,267
2026	6,936
2027	5,665
Thereafter	17,963
Total remaining lease payments	49,969
Less: imputed interest	7,650
Total operating lease liabilities	42,319
Less: current portion	(7,046)
Long-term operating lease liabilities	$35,273
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

The following table summarizes our effective tax rate for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Loss before income taxes	$(73,688)	$(16)	$(88,836)	$(3,005)
Benefit from (provision for) income taxes	3,278	(98)	3,833	204
Effective tax rate	(4.4)%	612.5%	(4.3)%	(6.8)%
For the three and nine months ended September 30, 2023, the Company’s benefits from income tax were primarily due to the net loss before income taxes. When compared to the U.S. federal statutory rate of 21.0%, the lower effective tax rates for the three and nine months ended September 30, 2023 were primarily due to non-deductible permanent differences, including the goodwill impairment recorded related to the Culture Kings and Petal & Pup reporting units.
Note 11. Accrued Liabilities
Accrued liabilities consisted of the following:

	September 30, 2023	December 31, 2022
Accrued salaries and other benefits	$8,617	$10,569
Accrued freight costs	4,175	5,064
Sales tax payable	4,614	15,999
Accrued marketing costs	3,412	2,566
Accrued professional services	1,718	2,509
Other accrued liabilities	4,966	3,099
Total accrued liabilities	$27,502	$39,806
Note 12. Deferred Revenue
Deferred revenue consisted of the following:

	September 30, 2023	December 31, 2022
Gift cards	$10,570	$10,829
Other	368	592
Total deferred revenue	$10,938	$11,421
Note 13. Equity-based Compensation
Incentive Plans
2021 Omnibus Incentive Plan
In September 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Omnibus Incentive Plan (the “2021 Plan”), which became effective in connection with the IPO. The 2021 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units and other forms of equity and cash compensation. A total of 408,355 shares of the Company’s common stock, as adjusted for the one-for-12 Reverse Stock Split, were initially reserved for issuance under the 2021 Plan. The number of shares of common stock reserved and available for issuance under the 2021 Plan automatically increases on January 1 of each year by 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the compensation committee of the Company’s board of directors. On May 30, 2023, the Company’s shareholders approved an amendment to the 2021 Omnibus Plan to increase the number of shares available for issuance under the 2021 Plan by 833,333 shares of the Company’s common stock, as adjusted for the one-for-12 Reverse Stock Split. As of September 30, 2023, there were 1,456,396 shares reserved for issuance of awards under the 2021 Plan, as adjusted for the one-for-12 Reverse Stock Split.

2021 Employee Stock Purchase Plan
In September 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective in connection with the IPO. The ESPP authorizes the issuance of shares of the Company’s common stock pursuant to purchase rights granted to employees. A total of 102,088 shares of the Company’s common stock, as adjusted for the one-for-12 Reverse Stock Split, were initially reserved for issuance under the ESPP. The number of shares reserved and available for issuance under the ESPP automatically increases on January 1 of each year by 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the compensation committee of the Company’s board of directors. As of September 30, 2023, there were 316,797 shares reserved for issuance of awards under the ESPP, as adjusted for the one-for-12 Reverse Stock Split.
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
Grant Activity
Stock Options
The 2021 Plan provides for the issuance of incentive and nonqualified stock options. Under the 2021 Plan, the exercise price of a stock option shall not be less than the fair market value of one share of the Company’s common stock on the date of grant. Stock options have a contractual term, the period during which they are exercisable, not to exceed ten years from the date of grant, and generally vest over time, based on performance or based on the achievement of a market condition. In September 2023, an award, including 416,667 stock options (the “Bryett Award”), was issued to Wesley Bryett, a member of the Company’s board of directors, co-founder of Princess Polly and the Global CEO of Culture Kings. This award expires after ten years, or upon the termination of Mr. Bryett, and includes four tranches of stock options that will vest and become exercisable based upon the achievement of various common stock price targets. The weighted average exercise price for the options in the Bryett Award is $109.27. Each tranche of stock options has a different derived service period, the average of which is approximately 5.5 years. As of September 30, 2023, no options issued as part of the Bryett Award had vested, the options held no intrinsic value, and total unrecognized compensation cost related to the Bryett Award was $1.2 million which is expected to be recognized over 5.4 years.
A summary of the Company's time-based stock option activity under the 2021 Plan, as adjusted for the one-for-12 Reverse Stock Split, was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance as of December 31, 2022	42,288	$83.36	9.04	$—
Granted	—	—
Exercised	—	—
Forfeited/Repurchased	(2,467)	114.00
Balance as of September 30, 2023	39,821	$81.47	8.31	$—
Vested as of September 30, 2023	19,608	$83.58	8.29	$—

As of September 30, 2023, there was $0.9 million of total unrecognized compensation cost related to unvested time-based stock options issued under the 2021 Plan, which is expected to be recognized over a weighted-average period of 1.8 years.
Restricted Stock Units
The 2021 Plan provides for the issuance of restricted stock units (“RSUs”). RSUs issued prior to March 31, 2022 vest over four years while all RSUs issued after that date vest over three years.
A summary of the Company's RSU activity under the 2021 Plan, as adjusted for the one-for-12 Reverse Stock Split, was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of December 31, 2022	367,512	$32.81
Granted	33,764	4.91
Vested	(54,335)	51.50
Forfeited/Repurchased	(37,095)	36.68
Balance as of September 30, 2023	309,846	$26.04
As of September 30, 2023, there was $6.9 million of total unrecognized compensation cost related to unvested RSUs issued under the 2021 Plan, which is expected to be recognized over a weighted-average period of 1.9 years.
Incentive Units
The 2018 Plan provided for the issuance of time-based incentive units and performance-based incentive units. Time-based incentive units generally vest over four years. Performance-based incentive units vested upon the satisfaction of the performance condition as described further below.
Time-Based Incentive Partnership Units
The following table summarizes time-based incentive unit activity under the 2018 Plan:

	Number of Units	Weighted Average Grant Date Fair Value	Weighted Average Participation Threshold	Aggregate Intrinsic Value
Balance as of December 31, 2022	3,363,856	$1.43	$18.64	$—
Granted	—	—	—
Vested	(1,499,521)	1.36	17.65
Forfeited/Repurchased	(16,150)	3.19	22.68
Balance as of September 30, 2023	1,848,185	$1.47	$19.42	$—
Vested as of September 30, 2023	7,373,102
As of September 30, 2023, there was $2.3 million of total unrecognized compensation cost related to unvested time-based incentive units issued under the 2018 Plan, which is expected to be recognized over a weighted average period of 1.1 years.
ESPP Purchase Rights
A six-month offering period for the ESPP ended on May 31, 2023. There were 21,892 shares purchased using ESPP purchase rights with a weighted average purchase price of $4.11.
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

The following table summarizes the Company’s equity-based compensation expense by award type for all Plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	$142	$146	$390	$359
RSUs	923	682	2,939	1,865
ESPP purchase rights	3	110	129	110
Time-based incentive units	650	648	2,020	2,114
Total	$1,718	$1,586	$5,478	$4,448
Note 14. Stockholders’ Equity
Preferred Stock
In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 50,000,000 shares of undesignated preferred stock with a par value of $0.001 per share with rights and preferences, including voting rights, designated from time to time by the Company’s board of directors. There were no shares of preferred stock issued and outstanding as of September 30, 2023.
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
On September 29, 2023, the Company effected a one-for-12 reverse stock split of our common stock (the “Reverse Stock Split”). No fractional shares were issued in connection with the Reverse Stock Split and all holders of such fractional interests received cash equal to such fraction multiplied by the average of the closing sales prices of the Company’s common stock during the regular trading hours for the five consecutive trading days immediately preceding the effective date of the Reverse Stock Split, with such average closing sales prices being adjusted to give effect to the Reverse Stock Split. All references in this Quarterly Report on Form 10-Q to the Company’s outstanding common stock, including per share information, have been retrospectively adjusted to reflect this Reverse Stock Split.
Share Repurchase Program
On May 25, 2023, the Company's board of directors approved a share repurchase program (the “Share Repurchase Program”). Pursuant to the Share Repurchase Program, the Company is authorized to repurchase up to $2.0 million of shares of the Company’s common stock. The timing of any repurchases by the Company and the actual number of shares repurchased are subject to available liquidity, general market and economic conditions, alternate uses for the capital and other factors. Share repurchases may be made from time to time through a Rule 10b5-1 trading plan, open market transactions, block trades or in private transactions in accordance with applicable securities laws and regulations and other legal requirements. The Share Repurchase Program may be suspended or discontinued at any time and has no expiration date. During the three months ended September 30, 2023, the Company repurchased 106,566 shares of its common stock for $0.6 million, at an average price of $5.97 per share, of which 33,718 shares were held and not retired as of September 30, 2023. During the nine months ended September 30, 2023, the Company repurchased 162,716 shares of its common stock for $0.9 million, at an average price of $5.83 per share.

Note 15. Net Income (Loss) Per Share
The following table sets forth the computation of basic and diluted net loss per share and a reconciliation of the weighted average number of shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(70,410)	$(114)	$(85,003)	$(2,801)
Denominator:
Weighted-average common shares outstanding, basic and diluted	10,695,621	10,723,859	10,736,628	10,721,995
Net loss per share:
Net loss per share, basic and diluted	$(6.58)	$(0.01)	$(7.92)	$(0.26)
Basic net income (loss) per share is calculated by dividing net income (loss) for the period by the weighted-average number of shares of common stock for the period. Diluted net income (loss) per share has been calculated in a manner consistent with that of basic net income (loss) per share while giving effect to shares of potentially dilutive stock option and RSU grants, as well as ESPP purchase rights, outstanding during the period, if applicable. Due to the net loss for all periods shown, no potentially dilutive securities had an impact on diluted loss per share for any period. For the three months ended September 30, 2023 and 2022, respectively, 332,873 and 151,536 shares were excluded from the calculation of weighted-average diluted common shares outstanding as they had an anti-dilutive effect. For the nine months ended September 30, 2023 and 2022, respectively, 358,863 and 105,890 shares were excluded from the calculation of weighted-average diluted common shares outstanding as they had an anti-dilutive effect.
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
Note 17. Subsequent Events
The Company has evaluated subsequent events occurring through November 8, 2023, the date that these financial statements were originally available to be issued, and determined the following subsequent event occurred that would require disclosure in these financial statements.
Draw on Revolving Line of Credit
On October 19, 2023, the Company borrowed $5.5 million under the revolving line of credit, which is part of the Company’s senior secured credit facility. The initial applicable interest rate for the borrowings is 8.70% and final payoff is due on September 24, 2026.

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
On September 29, 2023, we effected a one-for-12 reverse stock split of our common stock (the "Reverse Stock Split"). As a result of the Reverse Stock Split, every twelve shares of our outstanding common stock was consolidated into one share. Accordingly, all per share values have been adjusted as necessary to reflect the Reverse Stock Split for all prior periods presented. Refer to Note 14, "Stockholders’ Equity."
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
The following table sets forth our key operating metrics for each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, other than dollar figures)	2023	2022	2023	2022
Active customers	3.6	3.8	3.6	3.8
Average order value	$81	$85	$81	$84
Number of orders	1.7	1.8	4.9	5.5
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
Key Financial Metrics
The following table sets forth our key GAAP and non-GAAP financial metrics for each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Gross margin	55%	56%	56%	56%
Net loss	$(70,410)	$(114)	$(85,003)	$(2,801)
Net loss margin	(50)%	—%	(21)%	(1)%
Adjusted EBITDA	$4,697	$9,236	$12,451	$25,779
Adjusted EBITDA margin	3%	6%	3%	6%
Net cash provided by (used in) operating activities			$18,042	$(11,417)
Free Cash Flow			$12,580	$(25,363)
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
The following table reflects a reconciliation of Adjusted EBITDA to net loss and Adjusted EBITDA margin to net loss margin, the most directly comparable financial measure prepared in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Net loss	$(70,410)	$(114)	$(85,003)	$(2,801)
Add (deduct):
Total other expense, net	3,339	2,758	10,815	6,522
(Benefit from) provision for income tax	(3,278)	98	(3,833)	(204)
Depreciation and amortization expense	4,533	4,566	14,694	15,373
Equity-based compensation expense	1,719	1,586	5,478	4,448
Inventory step-up amortization expense	—	—	—	707
Distribution center relocation costs	—	12	—	1,303
Transaction costs	—	39	—	140
Severance	211	291	894	291
Goodwill impairment	68,524	—	68,524	—
Sales tax penalties	55	—	586	—
Insured (gains) losses	4	—	296	—
Adjusted EBITDA	$4,697	$9,236	$12,451	$25,779
Net loss margin	(50)%	—%	(21)%	(1)%
Adjusted EBITDA margin	3%	6%	3%	6%

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
The following table presents a reconciliation of Free Cash Flow to net cash used in operating activities, the most directly comparable financial measure prepared in accordance with GAAP:

	Nine Months Ended September 30,
(dollars in thousands)	2023	2022
Net cash provided by (used in) operating activities	$18,042	$(11,417)
Less: purchases of property and equipment	(5,462)	(13,946)
Free Cash Flow	$12,580	$(25,363)
Our Free Cash Flow has fluctuated over time primarily as a result of timing of inventory purchases, purchases of property and equipment and fluctuations in earnings. Our operating model requires a low level of capital expenditure.
For the nine months ended September 30, 2023, net cash provided by operating activities increased by $29.5 million compared to net cash used in operating activities for the nine months ended September 30, 2022. This was attributable primarily to a decrease in inventory compared to the prior period, which was driven by reduced inventory buying and sell-through of aged inventory, partially offset by lower earnings and timing of payments.
For the nine months ended September 30, 2023, Free Cash Flow increased by $37.9 million compared to Free Cash Flow for the nine months ended September 30, 2022. This was attributable primarily to a decrease in inventory compared to the prior period, which was driven by reduced inventory buying and sell-through of aged inventory, and a reduction in purchases of property and equipment, partially offset by lower earnings and timing of payments.
Factors Affecting Our Performance
Macroeconomic Environment
The macroeconomic environment in which we operate has been and, we anticipate, will continue to be pressured by adverse conditions worldwide. Inflationary pressures on consumers globally, particularly on our Australian customers, and our supply chain, rising interest rates, and the potential impact of student loan repayments in the U.S., shifts in global spending in anticipation of a potential economic slowdown or recession have pressured our net sales. Additionally, lower return on marketing investments, increasing labor rates, a higher-than-historical competitive promotional environment and higher merchandise returns, all stemming from the pressures previously identified, led to reduced operating income and Adjusted EBITDA performance. Consequently, our business and results of operations, including earnings and cash flows, could continue to be adversely impacted, including as a result of:
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
All of these factors have contributed and may continue to contribute to reduced orders, increased merchandise returns, higher discounts, lower net sales, lower gross margins, reduced effectiveness of marketing, increased inventories and goodwill impairment and it is possible that future annual or interim impairment tests could result in additional impairment charges.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net sales	$140,833	$155,822	$397,346	$462,612
Cost of sales	62,865	68,965	173,522	204,112
Gross profit	77,968	86,857	223,824	258,500
Operating expenses:
Selling	36,660	41,450	106,998	127,068
Marketing	18,511	16,532	51,642	51,301
General and administrative	24,622	26,133	74,681	76,614
Goodwill impairment	68,524	—	68,524	—
Total operating expenses	148,317	84,115	301,845	254,983
(Loss) income from operations	(70,349)	2,742	(78,021)	3,517
Other expense, net:
Interest expense	(2,798)	(1,835)	(8,490)	(4,487)
Other expense	(541)	(923)	(2,325)	(2,035)
Total other expense, net	(3,339)	(2,758)	(10,815)	(6,522)
Loss before income taxes	(73,688)	(16)	(88,836)	(3,005)
Benefit from (provision for) income taxes	3,278	(98)	3,833	204
Net loss	$(70,410)	$(114)	$(85,003)	$(2,801)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	100%	100%	100%	100%
Cost of sales	45%	44%	44%	44%
Gross profit	55%	56%	56%	56%
Operating expenses:
Selling	26%	27%	27%	27%
Marketing	13%	11%	13%	11%
General and administrative	17%	17%	19%	17%
Goodwill impairment	49%	—%	17%	—%
Total operating expenses	105%	54%	76%	55%
(Loss) income from operations	(50%)	2%	(20%)	1%
Other expense, net:
Interest expense	(2%)	(1%)	(2%)	(1%)
Other expense	—%	(1%)	(1%)	—%
Total other expense, net	(2%)	(2%)	(3%)	(1%)
Loss before income taxes	(52%)	—%	(22%)	(1%)
Benefit from (provision for) income taxes	2%	—%	1%	—%
Net loss	(50%)	—%	(21%)	(1%)

Comparison of the Three Months Ended September 30, 2023 and 2022
Net Sales

	Three Months Ended September 30,
(in thousands)	2023	2022
Net sales	$140,833	$155,822
Net sales decreased by $15.0 million, or 10%, for the three months ended September 30, 2023 compared to the same period in 2022. The decrease in net sales was primarily driven by an 6% decrease in the number of orders, which drove a decrease in net sales of $8.1 million, and a decrease in our average order value of 5%, from $85 in 2022 to $81 in 2023, which drove a decrease in net sales of $6.9 million. The decreases in our number of orders and average order value were primarily due to adverse macroeconomic conditions in Australia and New Zealand. On a constant currency basis, net sales and average order value for the three months ended September 30, 2023 would have decreased 8% and 2%, respectively.
Cost of Sales

	Three Months Ended September 30,
(dollars in thousands)	2023	2022
Cost of sales	$62,865	$68,965
Percent of net sales	45%	44%
Cost of sales decreased by $6.1 million, or 9%, for the three months ended September 30, 2023 compared to the same period in 2022. This decrease was primarily driven by the 10% reduction in net sales for the three months ended September 30, 2023 and lower inbound air freight costs, partially offset by a higher return rate. The increase in cost of sales as a percentage of net sales was primarily due to an approximately 150 basis point impact from targeted discounting in Culture Kings Australia and a higher merchandise return rate, partially offset by lower air freight expense.
Gross Profit

	Three Months Ended September 30,
(dollars in thousands)	2023	2022
Gross profit	$77,968	$86,857
Gross margin	55%	56%
Gross profit decreased by $8.9 million, or 10%, for the three months ended September 30, 2023 compared to the same period in 2022. This decrease was primarily due to the 10% reduction in net sales for the three months ended September 30, 2023 and a higher return rate, partially offset by lower inbound air freight costs. Gross margin decreased due to an approximately 150 basis point impact from targeted discounting in Culture Kings Australia and a higher merchandise return rate; partially offset by lower air freight expense.
Selling Expenses

	Three Months Ended September 30,
(dollars in thousands)	2023	2022
Selling	$36,660	$41,450
Percent of net sales	26%	27%
Selling expenses decreased by $4.8 million, or 12%, for the three months ended September 30, 2023 compared to the same period in 2022. This decrease was driven by the 10% reduction in net sales for the three months ended September 30, 2023, and improvements in operational efficiencies in distribution, fulfillment and outbound shipping. The decrease in selling expenses as a percentage of net sales was primarily due to operational efficiencies in distribution, fulfillment and outbound shipping and the impact, in the three months ended September 30, 2022, of costs related to the Culture Kings Las Vegas store that had not yet opened, partially offset by lower average order value in the three months ended September 30, 2023.

Marketing Expenses

	Three Months Ended September 30,
(dollars in thousands)	2023	2022
Marketing	$18,511	$16,532
Percent of net sales	13%	11%
Marketing expenses increased by $2.0 million, or 12%, for the three months ended September 30, 2023 compared to the same period in 2022. The increase was driven by additional marketing spend due to reduced marketing effectiveness, particularly in Australia. The increase in marketing expenses as a percentage of net sales was primarily due to lower sales volume in the third quarter compared to last year.
General and Administrative Expenses

	Three Months Ended September 30,
(dollars in thousands)	2023	2022
General and administrative	$24,622	$26,133
Percent of net sales	17%	17%
General and administrative expenses decreased by $1.5 million, or 6%, for the three months ended September 30, 2023 compared to the same period in 2022. The decrease was driven by a $1.4 million decrease in salaries and benefits, a $0.5 million decrease in insurance costs and a $0.5 million decrease in intangible amortization. Partially offsetting these decreases was a $1.0 million increase in professional fees.
Goodwill Impairment

	Three Months Ended September 30,
(dollars in thousands)	2023	2022
Goodwill impairment	$68,524	$—
Percent of net sales	49%	—%
Goodwill impairment was $68.5 million for the three months ended September 30, 2023 and recognized on the goodwill recorded from the acquisitions of the Culture Kings and Petal & Pup reporting units. As of September 30, 2023, $10.6 million of goodwill related to Petal & Pup remained, while the goodwill related to Culture Kings was fully impaired. The continued worsening in global economic trends, elevated interest rates and unfavorable demand in Australia led the Company to reduce its forecasts and expectations for the Culture Kings and Petal & Pup brands in August 2023, driving the reduction in their fair values.
Other Expense, Net

	Three Months Ended September 30,
(dollars in thousands)	2023	2022
Other expense, net:
Interest expense	$(2,798)	$(1,835)
Other expense	(541)	(923)
Total other expense, net	$(3,339)	$(2,758)
Percent of net sales	(2)%	(2)%
Other expense, net increased by $0.6 million for the three months ended September 30, 2023 compared to the same period in 2022, primarily due to $1.0 million in additional interest expense from rising interest rates on our variable rate debt, partially offset by the negative impact of foreign currency translation in the prior year.

Benefit From (Provision For) Income Taxes

	Three Months Ended September 30,
(dollars in thousands)	2023	2022
Benefit from (provision for) income taxes	$3,278	$(98)
Percent of net sales	2%	—%
Benefit from (provision for) income tax changed by $3.4 million, or 3445% for the three months ended September 30, 2023 compared to the same period in 2022. This change was due to an increase in our loss before income taxes.

Comparison of the Nine Months Ended September 30, 2023 and 2022
Net Sales

	Nine Months Ended September 30,
(dollars in thousands)	2023	2022
Net sales	$397,346	$462,612
Net sales decreased by $65.3 million, or 14%, for the nine months ended September 30, 2023 compared to the same period in 2022. The overall decrease in net sales was primarily driven by an 11% decrease in the number of orders we processed in 2023 compared to 2022, driving a decrease in net sales of $49.2 million, and a decrease in our average order value of 4%, from $84 in 2022 to $81 in 2023, which drove a decrease in net sales of $16.1 million. The decreases in the number of orders and average order value were primarily due to adverse macroeconomic conditions in Australia and New Zealand. On a constant currency basis, net sales and average order value for the nine months ended September 30, 2023 would have decreased 12% and 1%, respectively.
Cost of Sales

	Nine Months Ended September 30,
(dollars in thousands)	2023	2022
Cost of sales	$173,522	$204,112
Percent of net sales	44%	44%
Cost of sales decreased by $30.6 million, or 15%, for the nine months ended September 30, 2023 compared to the same period in 2022. This decrease was primarily driven by the 14% reduction in net sales in 2023, as compared to 2022, as well as lower inbound air freight costs during 2023. These decreases were partially offset by a higher merchandise return rate. Cost of sales as a percent of net sales was flat for the nine months ended September 30, 2023, as compared to the same period in 2022. However, cost of sales as a percent of net sales would have increased due to targeted discounting in Culture Kings Australia and a higher return rate if not offset by lower inbound air freight costs.
Gross Profit

	Nine Months Ended September 30,
(dollars in thousands)	2023	2022
Gross profit	$223,824	$258,500
Gross margin	56%	56%
Gross profit decreased by $34.7 million, or 13%, for the nine months ended September 30, 2023 compared to the same period in 2022. This decrease was primarily driven by the 14% reduction in net sales in 2023, as compared to 2022, as well as a higher merchandise return rate. These impacts were partially offset by lower air freight expense. Gross margin was flat for the nine months ended September 30, 2023, as compared to the same period in 2022. However, gross margin would have decreased due to targeted discounting in Culture Kings Australia and a higher return rate if not offset by lower inbound air freight costs.
Selling Expenses

	Nine Months Ended September 30,
(dollars in thousands)	2023	2022
Selling	$106,998	$127,068
Percent of net sales	27%	27%
Selling expenses decreased by $20.1 million, or 16%, for the nine months ended September 30, 2023 compared to the same period in 2022. This decrease was driven by the 14% reduction in net sales for the nine months ended September 30, 2023, and operational efficiencies in distribution, fulfillment and outbound shipping.

Marketing Expenses

	Nine Months Ended September 30,
(dollars in thousands)	2023	2022
Marketing	$51,642	$51,301
Percent of net sales	13%	11%

Marketing expenses increased by $0.3 million, or 1%, for the nine months ended September 30, 2023 compared to the same period in 2022. The increase in marketing expenses as a percentage of net sales was primarily due to lower net sales for the nine months ended September 30, 2023 compared to the same period in 2022.
General and Administrative Expenses

	Nine Months Ended September 30,
(dollars in thousands)	2023	2022
General and administrative	$74,681	$76,614
Percent of net sales	19%	17%
General and administrative expenses decreased by $1.9 million, or 3%, for the nine months ended September 30, 2023 compared to the same period in 2022. The decrease was primarily driven by a $2.6 million decrease in intangible amortization and a $1.0 million decrease in insurance costs. Partially offsetting these decreases was a $1.5 million increase in professional fees. The increase in general and administrative expenses as a percentage of net sales resulted primarily from lower net sales for the nine months ended September 30, 2023 compared to the same period in 2022.
Goodwill Impairment

	Nine Months Ended September 30,
(dollars in thousands)	2023	2022
Goodwill impairment	$68,524	$—
Percent of net sales	17%	—%
Goodwill impairment was $68.5 million for the nine months ended September 30, 2023 and recognized on the goodwill recorded from the acquisitions of the Culture Kings and Petal & Pup reporting units. As of September 31, 2023, $10.6 million of goodwill related to Petal & Pup remained, while the goodwill related to Culture Kings was fully impaired. The continued worsening in global economic trends, elevated interest rates and unfavorable demand in Australia led the Company to reduce its forecasts and expectations for the Culture Kings and Petal & Pup brands in August 2023, driving the reduction in their fair values.
Other Expense, Net

	Nine Months Ended September 30,
(dollars in thousands)	2023	2022
Other expense, net:
Interest expense	$(8,490)	$(4,487)
Other expense	(2,325)	(2,035)
Total other expense, net	$(10,815)	$(6,522)
Percent of net sales	(3)%	(1)%
Other expense, net increased by $4.3 million for the nine months ended September 30, 2023 compared to the same period in 2022, primarily due to $4.0 million in additional interest expense from rising interest rates on our variable rate debt.

Benefit From Income Taxes

	Nine Months Ended September 30,
(dollars in thousands)	2023	2022
Benefit from income taxes	$3,833	$204
Percent of net sales	1%	—%
Benefit from income taxes increased by $3.6 million, or 1779% for the nine months ended September 30, 2023 compared to the same period in 2022. This increase was due to an increase in our loss before income taxes.

Liquidity and Capital Resources
As of September 30, 2023, our principal sources of liquidity were cash and cash equivalents totaling $20.7 million, our revolving line of credit and our term loan accordion provision.
As of September 30, 2023, most of our cash was held for working capital purposes. We have historically financed our operations and capital expenditures primarily through cash flows generated by operations, the incurrence of debt and through the issuance of equity. We believe that our existing cash, together with cash generated from operations and available borrowing capacity under our credit facilities and lines of credit, will be sufficient to meet our anticipated cash needs for the next 12 months. We believe that cash generated from ongoing operations and continued access to debt markets will be sufficient to satisfy our cash requirements beyond 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. We may seek to borrow funds under our credit facility or raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section of our 2022 Form 10-K captioned “Risk Factors.” We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all. The inability to raise capital if needed would adversely affect our ability to achieve our business objectives.
Senior Secured Credit Facility
In connection with the IPO, we entered into a senior secured credit facility comprised of a $100.0 million term loan and a $50.0 million revolving line of credit, with an option of up to $50.0 million in additional term loan through an accordion provision. We used borrowings under this credit facility, together with a portion of the proceeds from the IPO, to repay our previous debt in full. As of September 30, 2023, the Company owed a combined $101.0 million in term loan and accordion borrowings, as well as $6.9 million borrowed under the revolving line of credit. The term loan requires us to make amortized annual payments of 5.0% during the first and second years, 7.5% during the third and fourth years and 10.0% during the fifth year with the balance of the loan due at maturity. Borrowings under the term loan accrue interest at a benchmark rate plus an applicable margin dependent upon our net leverage ratio, as defined by the credit agreement. The revolving line of credit accrues interest at a benchmark rate plus an applicable margin dependent upon our net leverage ratio. The highest interest rates under the agreement for both the term loan and revolving line of credit occur at a net leverage ratio of greater than 2.75x, yielding an interest rate of a benchmark rate plus 3.25%. The accordion provision allows us to borrow additional amounts of term loan at terms to be agreed upon at the time of issuance, but on substantially the same basis as the original term loan. As of September 30, 2023, principal payments of our term loan and accordion for the next twelve months are anticipated to total $7.7 million.
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
Historical Cash Flows

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash provided by (used in) operating activities	$18,042	$(11,417)
Net cash used in investing activities	(5,521)	(16,205)
Net cash (used in) provided by financing activities	(38,227)	19,453

Net Cash Provided by (Used in) Operating Activities
Net cash provided by (used in) operating activities consists primarily of net income (loss) adjusted for certain non-cash items, including depreciation, amortization, equity-based compensation, the effect of changes in working capital and other activities.
During the nine months ended September 30, 2023, as compared to the same period in 2022, net cash provided by operating activities increased by $29.5 million. This was attributable primarily to a decrease in inventory compared to the prior period, which was driven by reduced inventory buying and sell-through of aged inventory, partially offset by lower earnings and timing of payments.
Net Cash Used in Investing Activities
Our primary investing activities have consisted of acquisitions to support our overall business growth, and investments in our fulfillment centers and our internally developed software to support our infrastructure, and investments in stores. Purchases of property and equipment may vary from period to period due to timing of the expansion of our operations.
During the nine months ended September 30, 2023, as compared to the same period in 2022, net cash used in investing activities decreased by $10.7 million. This was attributable to a reduction in purchases of property and equipment and the cash paid from holdbacks in the prior period related to the mnml acquisition. The purchases of property and equipment in the prior year were driven by the expansion of the Company’s operations and retail footprint in the United States.
Net Cash Provided by (Used in) Financing Activities
Our financing activities have historically consisted of cash proceeds received from the issuance of borrowings, cash used to pay down borrowings and cash received from the sale of our common stock in the IPO.
During the nine months ended September 30, 2023, as compared to the same period in 2022, net cash used in financing activities decreased by $57.7 million. This was primarily attributable to the combined $37.3 million in principal payments on our senior secured credit facility in 2023 and the $25.0 million in proceeds from our senior secured credit facility in 2022.
Share Repurchase Program
On May 25, 2023, the Company's board of directors approved a share repurchase program (the “Share Repurchase Program”). Pursuant to the Share Repurchase Program, the Company is authorized to repurchase up to $2.0 million of shares of the Company’s common stock. The timing of any repurchases by the Company and the actual number of shares repurchased are subject to available liquidity, general market and economic conditions, alternate uses for the capital and other factors. Share repurchases may be made from time to time through a Rule 10b5-1 trading plan, open market transactions, block trades or in private transactions in accordance with applicable securities laws and regulations and other legal requirements. The Share Repurchase Program may be suspended or discontinued at any time and has no expiration date. During the three months ended September 30, 2023, the Company repurchased 106,566 shares of its common stock for $0.6 million, at an average price of $5.97 per share. During the nine months ended September 30, 2023, the Company repurchased 162,716 shares of its common stock for $0.9 million, at an average price of $5.83 per share.

Critical Accounting Estimates
Goodwill and Impairment of Intangible Assets
As discussed in the “Managements’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2022 Form 10-K, significant judgment and estimates are required in assessing impairment of goodwill and intangible assets, including identifying whether events or changes in circumstances require an impairment assessment, estimating future cash flows and determining appropriate discount rates. Our estimates of fair value are based on assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. In August 2023, due to a continued worsening in global economic trends, elevated interest rates and unfavorable demand in Australia, the Company reduced its forecasts and expectations for the Culture Kings and Petal & Pup reporting units. This reduction was identified as a triggering event and a subsequent quantitative test concluded that the carrying value of the Culture Kings and Petal & Pup reporting units exceeded their fair values as of August 31, 2023. As a result, the Company recorded a non-cash goodwill impairment charge of $68.5 million during the third quarter of 2023. As of September 30, 2023, $10.6 million of goodwill related to Petal & Pup remained, while the goodwill related to Culture Kings was fully impaired. Additionally, as of the testing date, the estimated fair value of the mnml reporting unit exceeded the carrying value by 1.4% and the carrying value of the related goodwill was $30.0 million. Holding all other assumptions used in the fair value measurement of the mnml reporting unit constant, a 2% increase in the selected discount rate would result in impairment.
There have been no other significant changes in our critical accounting estimates from those reported in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2022 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations within the United States and internationally, and we are exposed to market risks in the ordinary course of our business, including interest rate changes and the effects of foreign currency fluctuations. Information relating to quantitative and qualitative disclosures about these market risks is set forth below.
Interest Rate Sensitivity
Cash and cash equivalents are held primarily in cash deposits and money market funds. The fair value of our cash and cash equivalents would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments. Interest on any borrowings incurred under the Company’s revolving line of credit would accrue at a floating rate based on a formula tied to certain market rates at the time of incurrence. As of September 30, 2023, we had approximately $107.9 million in debt outstanding under our senior secured credit facility. Based on the levels of borrowings under our senior secured credit facility at September 30, 2023, a hypothetical 100 basis point increase or decrease in underlying interest rates would increase or decrease annual interest expense by approximately $1.1 million. This hypothetical analysis may differ from the actual change in interest expense due to potential changes in interest rates or gross borrowings outstanding under our credit facilities. We do not utilize derivative financial instruments to manage our interest rate risks.
In the event the Federal Reserve continues to raise interest rates to combat inflation, current and future borrowings under our senior secured credit facility would be adversely impacted since borrowings under that facility bear interest at variable rates.
Foreign Currency Risk
We are exposed to fluctuations in currency exchange rates as a result of our operations in countries other than the U.S., principally related to our significant operations in Australia. As of September 30, 2023, movements in currency exchange rates and the related impact on the translation of the balance sheets resulted in the $12.4 million net loss in the currency translation category of accumulated other comprehensive loss since December 31, 2022. A hypothetical 10% increase or decrease in the Australian dollar exchange rate could result in a $11.1 million foreign currency translation fluctuation, which would be recorded in accumulated other comprehensive loss in the condensed consolidated balance sheets.
Additionally, a portion of our sales and costs are earned and incurred, respectively, in USD for subsidiaries that use AUD as their functional currency. These sales and costs generate foreign currency exposure. Furthermore, we have various assets and liabilities, primarily cash and intercompany receivables and payables, denominated in USD where the functional currency is AUD. These balance sheet items are subject to remeasurement which may create fluctuations in other expense within our condensed consolidated statements of income. For the three and nine months ended September 30, 2023, movements in currency exchange rates resulted in net losses of $0.5 million and $0.8 million, respectively, in other expense.
Continuing increases in interest rates to combat inflation may lead to further strengthening of the U.S. dollar relative to foreign currencies, including the AUD, and may impact our sales and costs further.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation is performed to determine whether our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Due to the material weaknesses described below, our Interim Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2023. Nevertheless, based on the performance of additional procedures by management designed to ensure reliability of financial reporting, the Company’s management has concluded that, notwithstanding the material weaknesses described below, the consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with GAAP.
Material Weaknesses
We have identified two material weaknesses in the design and operation of our internal control over financial reporting in connection with the preparation of our financial statements, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, that had not been remediated as of September 30, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company’s management, including our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023:
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

While progress has been made to remediate both of the material weaknesses above, as of September 30, 2023, we were still in the process of developing and implementing the enhanced processes and procedures and testing the operating effectiveness of these improved controls. We provided process and controls training and have incorporated ongoing training and monitoring as part of our overall control environment. We implemented and continue to implement control improvements and have focused on the increased operational effectiveness of our controls. We believe our actions will be effective in remediating the material weaknesses, and we continue to devote significant time and attention to these efforts. In addition, the material weaknesses will not be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weaknesses above were not remediated as of September 30, 2023.
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
If we cannot maintain compliance with the NYSE’s continued listing standards, the NYSE may delist our common stock, which could negatively affect our company, the price of our common stock and your ability to sell your shares of our common stock.
Our common stock is currently listed on the NYSE. To maintain this listing, we must satisfy continued listing requirements and standards. There can be no assurances that we will be able to comply with the applicable listing requirements and standards. For example, in April 2023, the NYSE informed us that the average closing price of our common stock, par value $0.001 per share, over the prior consecutive 30 trading-day period was below $1.00, which is the minimum average closing price required to maintain listing on the NYSE under Section 802.01C of the NYSE Listed Company Manual. In accordance with the NYSE’s listing rules, we were afforded a period of six months, or until October 12, 2023, to regain compliance with the minimum price requirement. In order to regain compliance, the bid price of our common stock had to close at a price of at least $1.00 per share for a minimum of 30 consecutive trading days.
On September 29, 2023, we executed a Reverse Stock Split of our common stock at a ratio of one-for-12. As a result of the Reverse Stock Split, we received notification from the NYSE on October 12, 2023, that we were in compliance with its minimum price requirement and the matter was closed.
If we are unable to satisfy the NYSE criteria for continued listing, including the minimum price requirement, our common stock would be subject to delisting again. The delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; decreasing the amount of news and analyst coverage of us; and limiting our ability to issue additional securities or obtain additional financing in the future. In addition, delisting from the NYSE may negatively impact our reputation and, consequently, our business.
We cannot assure you that our Reverse Stock Split will increase our stock price, marketability or our liquidity.
We cannot predict the long-term effect of the Reverse Stock Split upon the market price for shares of our common stock, and the history of similar Reverse Stock Splits for companies in like circumstances has varied. Some investors may view a reverse stock split negatively. We cannot assure you that our common stock will be more attractive to institutional or other long-term investors or that it will attract brokers and investors who trade in lower priced stocks. Even if the Reverse Stock Split has a positive effect on the market price for shares of our common stock, the market price and liquidity of our common stock may decrease due to other factors, including our future performance, economic conditions and other factors, some of which may not be under our control. The percentage market price decline as an absolute number and as a percentage of our overall market capitalization may be greater than would occur in the absence of the Reverse Stock Split. The total market capitalization of our common stock following the Reverse Stock Split is lower than the total market capitalization before the Reverse Stock Split and it could continue to decline. Accordingly, the Reverse Stock Split may not achieve the desired results of increasing the stock price, marketability and liquidity of our common stock, which could materially adversely affect our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
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
The following table sets forth our share repurchase activity, on a settlement date basis, for the three months ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total number of shares purchased as part of a publicly announced plan or program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (millions)
July 1, 2023 - July 30, 2023	33,480	$5.55	33,480	$1.5
August 1, 2023 - August 30, 2023	39,368	5.86	39,368	1.3
September 1, 2023 - September 30, 2023	33,718	6.53	33,718	1.1
Total	106,566		106,566
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2023, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of a.k.a. Brands Holding Corp., filed with the Delaware Secretary of State on September 25, 2023 (incorporated by reference to Exhibit 3.1 to a.k.a. Brands Holding Corp.'s Current Report on Form 8-K (File No. 001-40828) filed with the Securities and Exchange Commission on September 29, 2023).

3.3
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

a.k.a. Brands Holding Corp.

Date: November 8, 2023	By:	/s/ Ciaran Long
	Name:	Ciaran Long
	Title:	Interim Chief Executive Officer and Chief Financial Officer
(Authorized Signatory and Principal Executive, Financial and Accounting Officer)