Form 10-K
period 2023-12-31
A.K.A. BRANDS HOLDING CORP.
filed 2024-03-07
CIK 1865107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________________________________
FORM 10-K
__________________________________________________________________________________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933 (“Securities Act”). Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”). Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☐

Non-accelerated filer	☒	Smaller Reporting Company	☒

		Emerging Growth Company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates of a.k.a. Brands on June 30, 2023, was approximately $4,773,593 based on the closing price of the shares on the New York Stock Exchange on such date.
As of March 5, 2024, the registrant had 10,501,142 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for its 2024 Annual Meeting of Stockholders (“Proxy Statement”), to be filed within 120 days of the registrant's fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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
Who We Are
a.k.a. Brands Holdings Corp. (“a.k.a.”) was formed as a Delaware corporation on May 19, 2021. a.k.a. is a group of next-generation fashion brands for the next generation of consumers. Leveraging our industry expertise and operational synergies, we help accelerate our brands so they can grow faster, reach broader audiences, achieve greater scale and enhance their profitability. We believe we are disrupting the status quo and pioneering a new approach to fashion.
Through our portfolio of next-generation global brands, we reach a broad audience across accessible price points and varied styles. Our current brands share a common focus on Millennial and Gen Z consumers who seek fashion inspiration on social media and primarily shop online. Nimble by design, our innovative brands are customer-centric and have authentic and engaging relationships with their target audiences through highly relevant social content and other marketing strategies. Leveraging innovative, data-driven insights, our brands introduce fresh content and high-quality merchandise daily. Our operating model accelerates the growth and profitability of our existing brands, and we aim to continue expanding our portfolio. Simply put, our brands are better together.
We believe we are differentiated by our ability to attract and retain a wide range of Millennial and Gen Z consumers through authentic brand messaging and curated, on-trend fashion. In 2023, we achieved $546.3 million in net sales and adjusted EBITDA of $13.8 million.
Our Brands
a.k.a. Brands currently consists of four brands: two women’s brands, Princess Polly and Petal & Pup, and two streetwear brands, Culture Kings and mnml.
Princess Polly
Founded in Australia in 2010, Princess Polly joined a.k.a. Brands in July 2018. With a tagline of “Wear It This Weekend,” Princess Polly focuses on providing fun dresses, tops, shoes and accessories with body-confident and trendy fashion designs. The brand operates predominantly online and targets female customers between the ages of 15 and 25, who value the brand’s high-quality assortment, compelling price points and free and fast shipping. We engage with Princess Polly customers through the brand’s constant stream of inspirational social media content, and the Princess Polly brand provides fresh, new and affordable merchandise arriving daily. Since joining a.k.a. Brands, Princess Polly has experienced rapid growth and increasing brand awareness in the United States. In connection with Princess Polly’s expansion in the U.S., in September of 2023, Princess Polly opened its first brick and mortar store in Century City, Los Angeles, and we plan to open more stores across the U.S. in 2024.
Petal & Pup
Founded in Australia in 2015, Petal & Pup joined a.k.a. Brands in August 2019. The brand operates exclusively online and offers an assortment of trendy, flattering, feminine styles and dresses for special occasions. The brand targets female customers typically in their 20s or 30s, with more than 70% of customers between the ages of 25 and 34. In 2019, Petal & Pup expanded to the United States, which is now its fastest growing geography.

Culture Kings
Founded in Australia in 2008, Culture Kings joined a.k.a. Brands in March 2021. Culture Kings is a premium multi-channel retailer of streetwear apparel, footwear, headwear and accessories. The brand offers its customers a curated assortment from over 100 leading third-party streetwear brands, as well as a large and growing portfolio of in-house designed brands and exclusive products that embody the relationship between music, sports, art and fashion. The brand targets male consumers between the ages of 18 and 35 who are fashion conscious, highly social and digitally focused. More than 40% of Culture Kings’ products are exclusive and approximately 75% of its sales are made online. Culture Kings engages with customers through a combination of compelling online and offline marketing strategies that leverage the latest in music, fashion, art and celebrities to create brand hype and product excitement.
The brand operates nine experiential concept stores in major cities in Australia and New Zealand, and opened its first U.S. store in Las Vegas in November 2022. We believe these stores serve as a powerful customer acquisition tool, and provide customers a unique and immersive brand experience. The stores feature engaging in-store designs and product displays, storefronts designed by best-in-class graffiti artists, exclusive product releases, including promotional products only available in-store and event-driven in-store activations. The stores host a variety of public events and creative activities designed to instill feelings and emotions of excitement such as sneaker vending machines, basketball shooting competitions, live DJ sessions and appearances by global celebrities and tastemakers, including athletes and on-trend musicians. The brand creates digital content based on the events and activities in-store and publishes them online, generating further hype on social media. The unique in-store experience generates excitement and anticipation, driving demand and traffic online and offline, and creating customer affiliation with the Culture Kings brands, not just the products sold.
mnml
Founded in Los Angeles in 2016, mnml joined a.k.a. Brands in October 2021. mnml is a men’s streetwear brand that designs premier, fashion-forward apparel, with an emphasis on bottoms, at affordable prices. As an early mover in the direct-to-consumer streetwear segment, mnml has created powerful brand recognition and is an established destination for modern wardrobe staples, current trends and highly sought-after styles. The brand has developed a data-driven merchandising model to bring quality, on-trend fashion to customers faster and at an accessible price point. mnml’s authentic social media marketing strategy, highlighted by its more than one million followers across social platforms, drives efficient customer acquisition and strong brand loyalty. In 2023, mnml apparel was spotted on over 100 professional athletes who shared their outfits across social media, and became a top selling brand for Culture Kings in the U.S.
Next Generation Retail
Data-Driven Merchandising with High Penetration of Exclusive High-Quality Fashion
Our brands aim to deliver constant newness and excitement by creating and curating on-trend and affordable fashion. We utilize real-time data and consumer insights to identify the latest trends, and work with our global sourcing network to quickly bring new, high-quality products to market. Our women’s brands merchandise is purchased using our agile “test-and-repeat” merchandising model, which enables us to quickly react to customer demand and test product appeal without taking large initial inventory positions, yet still capture in-season demand. This model provides greater certainty that our merchandise is always on-trend and customer-led, with minimal inventory risk because we only replenish the styles for which there is demonstrated customer demand.
Our brands’ compelling merchandising strategy is anchored by a high proportion of exclusive styles that cannot be found elsewhere. Our women’s brands sell mostly exclusive styles and the majority of our streetwear styles are either exclusive in-house designed brands or exclusive styles from leading third-party brands. Our customers’ satisfaction with the fit, quality, affordability and exclusivity of our styles is further reflected in our sales return rates across our brands, which was well below industry average in 2023 at approximately 18.5% of net sales.

We Efficiently Acquire Customers Through Authentic Content and Innovative, Measurable Marketing
Our brands engage with customers by releasing a stream of inspiring digital content at high frequency across multiple channels where we know our customers are. We believe our content-rich narrative and authentic brand messaging drives organic traffic to our websites, efficiently generating demand, enhancing connectivity with customers and amplifying our brand communities. Our brands constantly innovate their marketing strategies and reach their customers organically across all channels including social media, paid performance and innovative in-house channels. Core to our marketing strategy is the use of social media influencers, and we maintain relationships with approximately 25,000 influencers globally and utilize them to test and launch new products, gather customer feedback, increase brand awareness and acquire new customers in a cost-effective manner. In 2023, across a.k.a. Brands, we had nearly 13 million followers on social media and served more than 3.7 million active customers. In addition to social media marketing, we also leverage our stores and off-site locations to host both influencer marketing events as well as events open to customers to deepen our engagement.
Meet Our Customers Anywhere
Nimble by design, our brands meet our customers with a great experience whether online or in person. Our brands greatly value the direct relationship with customers and the primary channel for all of our brands is direct-to-consumer and online. However, to build a next-generation brand, we believe it’s imperative to show up where our customers are shopping. Culture Kings operates nine experiential and immersive concept stores in major cities in Australia and New Zealand, and opened its first U.S. store in Las Vegas in November 2022. We believe these stores serve as a powerful customer acquisition tool, and provide customers a unique and immersive brand experience. In 2023, we began piloting wholesale and marketplace initiatives and opened a store for Princess Polly to build brand awareness and increase brand touchpoints for our customers.
Flexible Back-End Operations
Our brands operate independently but have access to resources, guidance and vendors at the a.k.a. Brands level. We believe this model balances scale-enabled cost savings with operational flexibility, facilitates low-risk innovation and accommodates the needs of our brands at various stages of growth. Our operating model is designed to provide collective advantages, by leveraging access to a highly-skilled leadership team who have deep expertise in the business of fashion, sharing learnings across the brands and accelerating profitable growth through flexible back-end operations at lower costs.
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
Grow Our Brands Organically in Our Existing Markets Through Direct-to-Consumer Growth and Omni-channel Expansion
We believe our brands are underpenetrated in the markets in which they operate. We think there is a significant opportunity to grow awareness of our brands due to the continued secular shift to eCommerce, as well as the strength of our data-driven marketing and merchandising model. We intend to efficiently acquire new customers through continued investment in our content creation and social media capabilities, as well as through our network of approximately 25,000 influencers. For example, in 2023, our women’s brands partnered with top-tier influencers, including Alix Earle, Delaney Childs, Georgie Stevenson, and our men’s brands partnered with athletes and celebrities such as Caleb Plant, Lando Norris, Chito Vera and more. Through continued investment in these initiatives, we believe we will be able to further appeal to our core demographic of Millennial and Gen Z consumers and increase our market share.

While our brands primarily operate in the direct-to-consumer channel, and we expect that to continue in 2024, based on the success of our omnichannel tests in 2023, we intend to further expand our omnichannel initiatives in 2024 to further build brand awareness. In 2023, we partnered with PacSun, Victoria’s Secret, Liverpool and other brands on wholesale engagements, which we expect will continue into 2024. We also launched on Target’s, Macy’s and Nordstrom’s marketplaces or drop ship programs in 2023, and we plan to accelerate growth on those channels in 2024. Additionally, based on the initial success of the Princess Polly store that opened in September 2023, we recently announced that we plan to open three to five additional Princess Polly stores in the U.S. in 2024. We believe we are building stores of the future that are experiential in nature and bring the brand to life through events and in-store activations.
Expand Product Categories and Offerings
We believe our brands are well positioned to grow by expanding product styles and entering new categories that are complementary to our brands’ current offerings. Our brands aim to identify trends and evaluate opportunities leveraging digital capabilities, data-driven insights and a test-and-repeat merchandising model. We believe our brands have a significant opportunity to expand product ranges, increase average order value and broaden customer reach. We intend to continue to increase our mix of owned brands and exclusive offerings, which we believe generate higher margins and drive traffic to our websites. In 2024, we anticipate that Princess Polly will expand its offering to include active and sleepwear, and we intend to bring more top-tier third party footwear brands to Culture Kings in the United States.
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
Grow Internationally
We intend to leverage the strength of our brands and our ability to connect with customers to expand into new international markets beyond our core U.S. and Australian markets. In 2023, net sales to customers outside of the U.S. and Australia was $28.0 million across 151 countries and territories and represented 5% of total sales.
We will continue to target markets that demonstrate strong social and digital media usage. As part of our long-term strategy, we have identified several markets in which we believe we can successfully introduce one or more of our brands in the future, such as expanding Culture Kings in South Korea and Japan and Princess Polly in Canada, Europe and the U.K. Additionally, we plan to enter into key markets through strategic wholesale and marketplace partnerships.
Grow Through Acquisitions
We employ a corporate development team dedicated to the identification, evaluation and acquisition of brands, and we maintain a strong pipeline of potential targets, which typically includes multiple acquisition opportunities at differing stages of evaluation.
We seek next-generation brands with strong customer followings and a proven track record of operating profitably but that need help scaling to further accelerate their growth. We look for talented and passionate teams who have proven abilities to leverage data, technology and content to grow. We seek asset-light brands that have the potential to benefit from the a.k.a. expertise and resources. We look for brands with similar operating and financial characteristics as our existing brands. We are continuously evaluating opportunities for such acquisitions.
Continue to Drive Efficiencies
As we continue to scale, we aim to improve operational performance across our portfolio and enhance profitability. We will also look for ways to reduce our costs by leveraging our collective scale to negotiate improved terms with suppliers and vendors, including for raw materials, freight and shipping. As our brands grow and gain scale, we intend to invest in automation and process improvement within our operations to drive lower variable costs and improved profitability.

Our Industry
We primarily operate in the large and growing global apparel, footwear and accessories industry. According to Statista, a platform specialized in market and consumer data, the global apparel market grew to $1.7 trillion in 2023 and the global footwear market was valued at $400 billion in 2023. The global apparel and footwear market is expected to grow to almost $2.0 trillion by 2027. Though we ship our products globally, we operate primarily in two geographies: the U.S. and Australia. The U.S. has the largest apparel market of any country, and is projected to grow to an estimated $357 billion in 2024 and grow at a 1.9% CAGR from 2023 to 2027. The Australian apparel market is expecting to grow to an estimated $21.5 billion in 2024 and grow at a 2.4% CAGR from 2023 to 2027. We believe the key factors driving growth within the global apparel, footwear and accessories industry include favorable demographic trends and desire for constant newness.
Apparel, Footwear and Accessories Shopping Has Been Growing Online
Consumers are increasingly turning to online channels to make purchases, driven by the growing Millennial and Gen Z populations and the increasing influence of social and digital media channels. According to Grand View Research, a market research and consulting company, the global online apparel market was valued at approximately $583 billion in 2022, and was expected to grow at a 8.6% CAGR from 2022 to 2030. According to Statista, the U.S. online apparel, footwear and accessories market was valued at approximately $207 billion in 2023, and could surpass $300 billion by 2027.
Digital-Savvy Millennial and Gen Z Consumers Seeking the Next-Generation Shopping Experience
According to data from the U.S. Census Bureau, Millennial and Gen Z consumers, our primary target demographic today, account for 22% and 21% of the U.S. population, respectively, making them a large and growing demographic group with significant economic influence. In addition, in the U.S., content consumption studies found that Millennials are the biggest users of social media, with 88% of them using social media weekly, while Gen Z consumers are the most digitally native, with 98% of them owning a smartphone and spending an average of four-and-a-half hours on social media each day.
Technology Infrastructure
Our brands are built on a modern, flexible and scalable technology infrastructure, which leverages a broad network of best-in-class, third-party technology providers. We then combine that customized presentation layer with the backend engine from Shopify, which is a proven and industry-leading eCommerce solution. By pairing our own in-house technology with cloud software, we have been able to create a differentiated user experience that we can adjust as necessary while also leveraging engineering talent from some of the best software as a service (“SaaS”) companies in the world to scale rapidly and efficiently. Our cloud-based, SaaS native strategy allows us to adopt innovative, dynamic technology and capabilities with limited upfront investment and nimbly adopt market-leading technologies as they are introduced. We consider this to be a key differentiating factor compared to traditional retail proprietary technology stacks and for which switching to a more agile cloud-based SaaS solution could be too costly and risky.
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
Sourcing
We source our products from a network of international suppliers. Our supplier base included 370 suppliers across 18 different countries as of December 31, 2023.
We have strong long-term relationships with our manufacturers, but we do not have any long-term commitments requiring us to purchase minimum volumes from any supplier or manufacturer. We seek to leverage our collective scale and use the same suppliers across our multiple brands, where possible, in order to obtain more favorable terms from our suppliers. Our network of third-party suppliers allows us to be capital efficient and nimble, giving us the ability to move new designs we receive from our suppliers into production and then into inventory in as few as 30 to 45 days for the majority of our inventory, as compared to up to nine months for traditional apparel brands.

We strategically establish sourcing relationships to ensure a constant supply of high-quality, low-cost inventory, with a number of our suppliers exclusively manufacturing for our brands. Although we have our own design team, a number of suppliers have the capability to produce concepts and designs with no obligation for our brands to purchase. With less seasonal demand for our products, we offer our manufacturing partners predictable and consistent growth in inventory purchases throughout the year.
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
Attracting, motivating and retaining passionate talent at all levels is vital to continuing our success. We actively look for talented people across multiple geographies and promote a “work from anywhere” approach, which allows us to maintain a lean physical footprint and employ offices as team collaboration hubs. We continuously work to improve the team member experience to drive retention and engagement. None of our employees are represented by a labor union or covered by a collective bargaining agreement. While each of our brands celebrates its own unique culture and brand values, we collectively embrace a next-generation mindset:
•We are customer-led—focusing relentlessly on delivering a high-quality customer experience;
•We move fast—executing on innovative ideas swiftly;
•We are data driven—using data and analytics to make smarter decisions every day;
•We are growth minded—testing and learning continuously in and across our brands;
•We are diverse—celebrating and expanding the diversity of our customers and teams; and
•We act with integrity and practice responsible fashion—when in doubt, we resort to the high standard.
As of December 31, 2023, we had more than 1,300 full- and part-time employees. The majority of our workforce is located in Australia, with the remaining employees located throughout the United States. On a limited basis, we may use temporary personnel to supplement our workforce as business needs arise.
Sustainability and Responsible Fashion
a.k.a. Brands promotes sustainable, responsible and inclusive fashion and does so by focusing on four key areas: ethical sourcing, sustainability, environment and equality & community.
Ethical Sourcing
We aim to promote a safe and respectful environment for workers who make our products and protect their human rights. For example, in 2023, Princess Polly maintained valid ethical manufacturing audits for 100% of final stage production, or tier-one production, and packaging production sites, and 100% visibility of non-functional process suppliers, or tier-two supply chain. With global travel reopening, Princess Polly achieved 150 site visits in India, the U.S. and China, while also expanding to two on-ground ethical sourcing resources in China. The suite of tools to support factory managers and empower workers has also been improved, piloting e-learning for managers and grievance hotlines accessible to workers. Princess Polly is the leader on ethical sourcing in our portfolio and amongst their digitally native brand peers, and we will leverage Princess Polly’s best practices and apply them to the rest of our portfolio. We are devoted to making continual progress towards our commitments and being transparent along the way.
Sustainability
We are making on-trend fashion more sustainable and accessible to everyone by transitioning our products to be made with lower environmental impact. Presently, 30% of Princess Polly’s product range is made from verified lower-impact materials, including organic, recycled, water-based or forest-friendly alternatives to conventional materials. Princess Polly has also introduced recycled nylon basics and recycled sequin party styles and is aiming to have 60% of its products made with lower-impact materials by the end of 2025.

Environment
We are committed to protecting the planet by addressing climate change, promoting circularity and improving the environmental impact of our packaging, business operations and factories. Our business model limits the planetary burden of overproduction. Our real-time, demand-driven and automated ordering system allows production to track demand as accurately as possible. This high-velocity, low-waste strategy allows us to avoid unnecessary production. In 2023, Princess Polly approved near- and long-term science-based emissions reduction targets with the Science Based Targets initiative (SBTi), in line with a 1.5 degree temperature rise. Princess Polly is aiming to be carbon neutral by 2030 and is making progress towards its 2030 target for 52% Scope 3 emissions intensity reductions as, by mid-2023, they have achieved an intensity reduction of 16.9% on its base year.
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
Seasonality
Historically, we have achieved our largest quarterly revenues in the fourth fiscal quarter. However, as our expansion into the U.S. market continues, our quarterly revenues are less concentrated in the fourth fiscal quarter. In fiscal year 2023, our net revenues in the first, second, third and fourth fiscal quarters represented 22%, 25%, 26% and 27%, respectively, of our total net sales for the year. In fiscal year 2022, our net revenues in the first, second, third and fourth fiscal quarters represented 24%, 26%, 25% and 24%, respectively, of our total net sales for the year.
Intellectual Property
We primarily protect our intellectual property through the trademark, copyright and trade secret laws of Australia and the United States. As of December 31, 2023, we owned nearly 550 trademark registrations and 79 Internet domain names. Although we have not sought copyright registration for our technology or works to date, we rely on common law copyright and trade secret protections in relation to our proprietary technology, products and the content displayed on our websites, including our photography and fabric prints that we design. Our trademarks, including domain names, are material to our business and brand identity.
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
•Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results or financial condition; and
•We face risks related to our debt covenants if we fail to generate sufficient cash flow to service our debt which could arise from changes in our results of operations or general economic conditions.
•If we fail to maintain compliance with the New York Stock Exchange’s (“NYSE”) continued listing standards, the NYSE may delist our common stock.

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

Also, China’s Xinjiang Uyghur Autonomous Region (the “XUAR”) is the source of large amounts of textiles for the global apparel supply chain. The United States Treasury Department placed sanctions on China’s Xinjiang Production and Construction Corporation (“XPCC”) for serious human rights abuses against ethnic minorities in XUAR. Additionally, the U.S.’s Uyghur Forced Labor Prevention Act (“UFLPA”), empowers the U.S. Customs and Border Protection Agency (the “U.S. CBP”) to withhold release of items produced in whole or in part in the XUAR, or produced by companies included on a UFLPA entity list, creating a presumption that such goods were produced using forced labor. XPCC controls much of the textile industry in the region, and many large factories in XUAR produce fabrics and yarn for apparel. Although our brands do not intentionally source any products or materials from the XUAR (either directly or indirectly through our suppliers) and we have no known involvement with XPCC or its subsidiaries and affiliates, we do not have the ability to completely map our product supply chain, and we could be subject to penalties, fines or sanctions if any of our suppliers is found to have dealings, directly or indirectly, with XPCC or entities it controls. Additionally, our products could be held or delayed by the U.S. CBP, which would cause delays and unexpectedly affect our inventory levels. Even if we were not subject to penalties, fines or sanctions, if our products are linked in any way to XPCC, the XUAR, or an entity on the UFLPA entity list, our reputation could be damaged.
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
We have many initiatives in our marketing programs, particularly with regard to our websites, mobile applications and our social media presence. If our competitors increase their spending on marketing, if our marketing expenses increase, if our marketing becomes less effective than that of our competitors, or if we do not adequately leverage technology and data analytics capabilities needed to generate concise competitive insight, we could experience a material adverse effect on our results of operations. Among other factors, (1) a failure to sufficiently innovate or maintain effective marketing strategies and (2) U.S. and foreign laws and regulations that make it more difficult or costly to digitally market, such as the European Union General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act of 2018 (“CCPA”), may adversely impact our ability to maintain brand relevance and drive increased sales. See “—Risks Relating to Laws and Regulation—Changes in laws or regulations relating to data privacy and security, or any actual or perceived failure by us to comply with such laws and regulations, or contractual or other obligations relating to data privacy and security, could lead to government enforcement actions (which could include civil or criminal penalties), private litigation or adverse publicity and could have a material adverse effect on our reputation, results of operations, financial condition and cash flows.”

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
Privacy concerns and regulatory restrictions regarding the collection, use and processing of data could limit our ability to identify and respond to trends and to manage inventory. In addition, our ability to meet customer demand may be negatively impacted by a shortage in inventory due to reduced inventory purchases or disruptions in the supply chain due to a number of factors. All of these challenges in our supply chain have affected, and may in the future affect, the quality of our products, the volume of refunds and returns, our brand reputation and our customers’ satisfaction and loyalty.
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
Finally, any acquisitions we do make may cause large one-time expenses or create goodwill or other intangible assets that could result in significant impairment charges, such as the recent impairment charges related to the Culture Kings and Petal & Pup reporting unit goodwill (see Note 6, “Goodwill,” in the notes to our consolidated financial statements included in this Annual Report on Form 10-K). We also make certain estimates and assumptions in order to determine purchase price allocation and estimate the fair value of assets acquired and liabilities assumed. If our estimates or assumptions used to value these assets and liabilities are not accurate, we may be exposed to losses that may be material.
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
•we may not be able to manage our growth effectively, adapt our business model or develop relationships with customers or successfully operate our Culture Kings and Princess Polly brick-and-mortar stores, including our first flagship U.S. Culture Kings store in Las Vegas, which exposes us to premises liability, such as slip and falls, and may subject us to greater potential labor union activity;
•we may not be successful in opening new brick-and-mortar stores, including the planned Princess Polly locations in the U.S.;
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
Our growth plan includes introducing our brands globally, including in countries and regions where we have no or limited operating experience. Expanding into new countries and regions involves significant risk, particularly if we have no experience in marketing, selling and engaging with customers in the market. For example, in November 2022, we opened our first U.S. flagship store for our brand, Culture Kings, in Las Vegas, Nevada. There is no guarantee that the success of a brand in Australia will translate to the success of that brand in other countries, such as the U.S. Our efforts to expand into new countries and regions could fail for many reasons, including our failure to accurately or timely identify apparel trends in new markets, different consumer demand dynamics and lack of acceptance of new offerings by existing or new users, our failure to promote the new markets effectively or negative publicity about us or our new markets. In addition, these initiatives may not drive increases in revenue, may require substantial investment and planning and may bring us more directly into competition with companies that are better established, operate more effectively or have greater resources than we do. There is additional complexity associated with local laws, tariffs and shipping logistics in new countries where our brands do not have an established presence. Expanding into new markets will require additional investment of time and resources of our management and personnel. If we are unable to cost-effectively expand into new countries and regions, then our growth prospects and competitive position may be harmed and our business, results of operations, and financial condition may suffer.

A growing portion of our revenue is derived from wholesale and third-party marketplace partners, and the loss of any of these wholesale or third-party marketplace partners could reduce our total revenue.
We have entered into a number of wholesale and third-party marketplace partnerships and intend to continue growing these initiatives. A decision by any of our major wholesale or third-party marketplace partners, whether motivated by marketing strategy, competitive conditions, financial difficulties or otherwise, to significantly decrease the amount of merchandise purchased from us, or to change their manner of doing business with us, could substantially reduce our revenue and have a material adverse effect on our profitability. Furthermore, our results of operations could be adversely affected if any of these partners fails to satisfy its payment obligations to us when due or no longer takes part in distribution arrangements. These changes could also decrease our opportunities in the market and decrease our negotiating strength with our wholesale and third-party marketplace partners. Any of these developments could adversely impact our financial condition and results of operations.
We face risks from our international business.
Our current growth strategy includes plans to expand our digital marketing and grow our eCommerce and retail presence internationally over the next several years. As we seek to expand internationally, we face competition from more established retail competitors. Consumer demand and behavior, as well as cultures, and tastes and purchasing trends, may differ, and as a result, sales of our merchandise may not be successful, or the margins on those sales may not be in line with our expectations. Our ability to conduct business internationally may be adversely impacted by geopolitical (such as the Russian invasion of Ukraine, relations between China and Taiwan, or the ongoing conflict in the Middle East), economic, and public health events, the manner in which governments respond to such events, as well as the global economy. Any challenges that we encounter as we expand internationally may divert financial, operational and managerial resources from our existing operations, which could adversely impact our financial condition and results of operations.
Shipping is a critical part of our business and any interruptions in, or increased costs of, shipping could adversely affect our operating results.
We currently rely on third-party vendors for our inbound and outbound customer freight. If we are not able to negotiate acceptable pricing and other terms with these vendors or they experience operational problems or other difficulties, our customers’ experience could be negatively impacted. For example, shipping delays could delay delivery of products to our customers and increase the time it takes to process customer returns. Our ability to receive inventory and ship merchandise to customers may be negatively affected by weather, fire, flood, power loss, earthquakes, public health crises, labor disputes, acts of war or terrorism, including attacks on shipping vessels in the Red Sea, port closures, import and export tariffs, complex local laws and other factors. Even if such events do not directly affect us or our suppliers, such events may cause disruption or congestion in transportation networks, which could affect us or our suppliers. We have experienced, and in the future we may experience, meaningful delays and unpredictability with sea freight transportation, resulting in increased reliance on air freight transportation. Although we have been able to use more sea freight transportation in recent years, we expect continued volatility in demand and prices for shipping services. While we have been able to offset increased shipping prices in the past to some extent, there can be no assurance that we will continue to be able to do so, or that prices for shipping services will not increase to a level that does not permit us to do so. In the past, strikes at and closures of major international shipping ports have impacted our supply of inventory from our vendors. We are also subject to risks of damage or loss during delivery by our shipping vendors. If our merchandise is not delivered in a timely manner or is damaged or lost during the delivery process, our consumers could become dissatisfied and cease purchasing our products, which would adversely affect our business and operating results.
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
Our international businesses operate in functional currencies other than the U.S. dollar. A significant percentage of our total revenues (approximately 42% and 49% in 2023 and 2022, respectively) is derived from markets outside the U.S. Changes in currency exchange rates affect the U.S. dollar value of prices at which we purchase products and incur costs outside the U.S. In addition, for most of our brands, the majority of products are sourced from suppliers located in China. Changes in foreign currency exchange rates could have an adverse impact on our financial condition, results of operations and cash flows.
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

The effects of weather conditions, natural disasters or other unexpected events, including global health crises may disrupt our operations and have a negative impact on our business.
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
Global health crises, such as the COVID-19 pandemic or any other actual or threatened epidemic, pandemic, or outbreak and spread of a communicable disease or virus in the countries where we operate or sell products could adversely affect our operations and financial performance. Further, any national, state or local government mandates or other orders taken to minimize the spread of a global health crisis could restrict our ability to conduct business as usual, as well as the business activities of our key customers and suppliers, including the potential for labor shortages. In particular, the ultimate extent of the impact of any epidemic, pandemic or other global health crisis on our business, financial condition and results of operations will depend on future developments which are highly uncertain and cannot be predicted, including new information that may emerge concerning the duration and severity of such epidemic, pandemic or other global health crisis, actions taken to contain or prevent their further spread and the pace of global economic recovery following containment of the spread.
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
On March 9, 2023, we announced that Jill Ramsey, our Chief Executive Officer, and our Board determined that Ms. Ramsey would take time to work through unforeseen medical issues. The Board also appointed Ciaran Long, our Chief Financial Officer, to serve as acting Chief Executive Officer on an interim basis. On November 7, 2023, we announced that Ms. Ramsey and our Board determined that Ms. Ramsey will no longer serve as our Chief Executive Officer. Mr. Long remains our interim Chief Executive Officer while our Board searches for a permanent Chief Executive Officer. Any failure to identify a suitable permanent Chief Executive Officer candidate and ensure an effective transfer of knowledge and a smooth transition could impact our business strategy, our relations with investors, suppliers and customers and affect employee morale.

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
In addition, fluctuations in the price, availability and quality of fabrics, leather or other raw materials used by our suppliers in our manufactured products, or of purchased finished goods, could have a material adverse effect on our cost of goods sold or our ability to meet our customers’ demands. The prices we pay to our suppliers depend on demand and market prices for the raw materials used to produce our products. The price and availability of such raw materials may fluctuate significantly, depending on many factors, including general economic conditions and demand, inflation, wage rates in China and other geographic areas where our suppliers are located, energy prices, weather patterns and public health issues. Increased demand for raw materials with a limited supply, such as sustainably harvested cotton, could negatively impact our ability to meet our customers’ demands for certain products. Similarly, a significant portion of our products are manufactured in China, and declines in the value of the U.S. dollar may result in higher reported procurement costs. In the future, we may not be able to offset cost increases with other cost reductions or efficiencies or to pass higher costs on to our customers. This could have a material adverse effect on our results of operations, liquidity and financial condition.

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

Our balance sheet includes a significant amount of intangible assets and goodwill. A decline in the fair value of an intangible asset or of a business unit could result in an asset impairment charge, such as the recent goodwill impairment charges related to the Culture Kings and Petal & Pup reporting units.
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
In August 2023, due to elevated interest rates and unfavorable demand in Australia, the Company reduced its forecasts and expectations for the Culture Kings and Petal & Pup reporting units. This reduction was identified as a triggering event and a subsequent quantitative test concluded that the carrying value of the Culture Kings and Petal & Pup reporting units exceeded their fair values as of August 31, 2023. As a result, the Company recorded a non-cash goodwill impairment charge of $68.5 million during the third quarter of 2023.
It is possible that we could have another impairment charge for goodwill or intangible assets in future periods if (i) overall economic conditions in fiscal 2024 or future years vary from our current assumptions (including changes in discount rates), (ii) business conditions or our strategies for a specific business unit change from our current assumptions, (iii) investors require higher rates of return on equity investments in the marketplace, or (iv) enterprise values of comparable publicly traded companies, or of actual sales transactions of comparable companies, were to decline, resulting in lower comparable multiples of revenues and earnings before interest, taxes, depreciation and amortization and, accordingly, lower implied values of goodwill and intangible assets. Any future impairment charge for goodwill or intangible assets could have a material effect on our consolidated financial position or results of operations.
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

Furthermore, in November 2020, California voters passed the California Privacy Rights Act of 2020 (“CPRA”). Effective beginning January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding California residents’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and CPRA. Other jurisdictions in the U.S. have also adopted or are proposing privacy and data security laws that are similar or more restrictive than the CCPA, CPRA and GDPR, including the Virginia Consumer Data Protection Act, which became effective on January 1, 2023, the Colorado Privacy Act, which became effective in July 2023, and the Utah Consumer Privacy Act, which became effective in December 2023, further complicating the legal landscape. In addition, laws in all 50 U.S. states require businesses to provide notice to consumers whose personal information has been accessed or acquired as a result of a data breach, and, in some cases, provide notice to regulators. State laws are changing rapidly and there is discussion in Congress of a new comprehensive federal data privacy law to which we would become subject if it is enacted, which may add additional complexity, variation in requirements, restrictions and potential legal risks, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs or changes in business practices and policies.
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
We rely on a number of third-party suppliers and manufacturers to provide our products, including one supplier that represents approximately 14% of our purchase orders. Our suppliers may encounter problems for a variety of reasons, including adverse macroeconomic conditions, unanticipated demand from larger customers, equipment malfunction, environmental factors and public health emergencies, any of which could delay or impede their ability to meet our demand.
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
•difficulty locating and qualifying alternative suppliers, especially with respect to our 14% supplier;
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
The frequency, intensity, and sophistication of cyber-attacks, ransom-ware attacks and other data security incidents has significantly increased in recent years. As with many other businesses, we have experienced, and are continually at risk of being subject to, attacks and incidents, although none have had a material adverse impact on our financial condition or results of operations. Due to the increased risk of these types of attacks and incidents, we expend significant resources on information technology and data security tools, measures and processes designed to protect our information technology systems, as well as the personal, confidential or sensitive information stored on or transmitted through those systems, and to ensure an effective response to any cyber-attack or data security incident. Whether or not these measures are ultimately successful, these expenditures could have an adverse impact on our financial condition and results of operations and divert management’s attention from pursuing our strategic objectives.

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

Our level of indebtedness may place us at a competitive disadvantage to our competitors that are not as highly leveraged. Fluctuations in interest rates can increase borrowing costs. Increases in interest rates may directly impact the amount of interest we are required to pay and reduce earnings accordingly. In addition, developments in tax policy, such as the disallowance of tax deductions for interest paid on outstanding indebtedness, could have an adverse effect on our liquidity and our business, financial conditions and results of operations. Further, our existing credit facility contains, and any future credit facility will likely contain, customary affirmative and negative covenants and certain restrictions on operations that could impose operating and financial limitations and restrictions on us, including restrictions on our ability to enter into particular transactions and to engage in other actions that we may believe are advisable or necessary for our business.
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
The financing documents that govern our credit facility permit us to incur certain additional indebtedness, including liabilities that do not constitute indebtedness as may be defined in such financing documents. We may also consider investments in joint ventures or acquisitions, which may increase our indebtedness. In addition, the financing documents that govern our credit facility do not restrict Excelerate, L.P., our principal stockholder, from creating new holding companies that may be able to incur indebtedness without regard to the restrictions set forth in the financing documents governing our credit facility. If additional new debt is added to our currently anticipated indebtedness levels, the related risks that we face could intensify.
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
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, implement cost reductions, seek additional capital or seek to restructure or refinance our indebtedness. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service obligations. The financing documents that govern our credit facility include certain restrictions on our ability to conduct asset sales and/or use the proceeds from asset sales for general corporate purposes. We may not be able to consummate these asset sales to raise capital or sell assets at prices and on terms that we believe are fair and any proceeds that we do receive may not be adequate to meet any debt service obligations then due. If we cannot meet our debt service obligations, the holders of our indebtedness may accelerate such indebtedness and, to the extent such indebtedness is secured, foreclose on our assets. In such an event, we may not have sufficient assets to repay all of our indebtedness.

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
The restrictive covenants in the financing documents governing our credit facility, which include certain provisions that are not precisely defined and are subject to interpretation, require us to maintain specified financial ratios and satisfy other financial condition tests. We were in compliance with all debt covenants as of December 31, 2023, and expect to be in compliance beyond 12 months, although our ability to meet those financial ratios and tests can be affected by the interpretation of certain provisions in the financing documents, macro-economic conditions and the seasonality of our business, which is more concentrated in the third and fourth fiscal quarters.
A breach of the covenants or restrictions under the financing documents that govern our credit facility could result in an event of default under such documents. Such a default may allow the creditors to accelerate the related debt, which may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In the event the holders of our indebtedness accelerate the repayment, we may not have sufficient assets to repay that indebtedness or be able to borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms acceptable to us. As a result of these restrictions, we may:
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
As of March 5, 2024, Summit Partners LP (“Summit”) beneficially owned approximately 57.6% of our common stock which means that, based on its percentage voting power, Summit controls the vote of all matters submitted to a vote of our Board or stockholders, which enables it to control the election of the members of the Board and all other corporate decisions. In addition, our bylaws provide that Summit has the right to designate the Chairman of the Board for so long as it beneficially owns at least 30% of the voting power of the then outstanding shares of our common stock then entitled to vote generally in the election of directors. Even when it ceases to own shares of our common stock representing a majority of the total voting power, for so long as it continues to own a significant portion of our common stock, Summit will still be able to significantly influence the composition of our Board, including the right to designate the Chairman of our Board, and the approval of actions requiring stockholder approval. Accordingly, for such period of time, Summit will have significant influence with respect to our management, business plans, and policies, including the appointment and removal of our officers, decisions on whether to raise future capital and decisions on whether to amend our certificate of incorporation and bylaws, which govern the rights attached to our common stock. In particular, for so long as Summit continues to own a significant percentage of our common stock, Summit will be able to cause or prevent a change of control of us or a change in the composition of our Board, including the selection of the Chairman of our Board, and could preclude any unsolicited acquisition of us. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of us and ultimately might affect the market price of our common stock.
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
Although we have listed our common stock on the NYSE under the symbol “AKA,” an active trading market for our shares may not be sustained. A public trading market having the desirable characteristics of depth, liquidity and orderliness depends upon the existence of willing buyers and sellers at any given time, such existence being dependent upon the individual decisions of buyers and sellers over which neither we nor any market maker has control. The failure of an active and liquid trading market to continue would likely have a material adverse effect on the value of our common stock. An inactive market may also impair our ability to raise capital to continue to fund operations by issuing shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.
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

If we fail to maintain compliance with the NYSE’s continued listing standards, the NYSE may delist our common stock, which could materially and adversely affect our company, the market price of our common stock and your ability to sell your shares of our common stock.
Our common stock is currently listed on the NYSE. To maintain this listing, we must satisfy continued listing requirements and standards. There can be no assurances that we will be able to continue to comply with the applicable listing requirements and standards. For example, in April 2023, the NYSE informed us that the average closing price of our common stock over the prior consecutive 30 trading-day period was below $1.00, which is the minimum average closing price required to maintain listing on the NYSE under Section 802.01C of the NYSE Listed Company Manual. In accordance with the NYSE’s listing rules, we were afforded a period of six months, or until October 12, 2023 (the “Cure Period”), to regain compliance with the minimum price requirement. In order to regain compliance, the closing share price of our common stock on the last trading day of any calendar month during the Cure Period had to be at least $1.00 and the average closing share price over the 30 trading-day period ending on the last trading day of that month had to be at least $1.00.
On September 29, 2023, we executed a Reverse Stock Split of our common stock at a ratio of one-for-12. As a result of the Reverse Stock Split, we received notification from the NYSE on October 12, 2023, that we had regained compliance with its minimum price requirement and the matter was closed.
If we are unable to satisfy the NYSE criteria for continued listing in the future, including the minimum price requirement, our common stock would be subject to delisting again. The delisting of our common stock could materially and adversely affect us by, among other things, reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; decreasing the amount of news and analyst coverage of us; and limiting our ability to issue additional securities or obtain additional financing in the future. In addition, delisting from the NYSE may negatively impact our reputation and, consequently, our business.
We cannot assure you that our Reverse Stock Split will increase our stock price, marketability or our liquidity.
We cannot predict the long-term effect of the Reverse Stock Split upon the market price for shares of our common stock, and the history of similar Reverse Stock Splits for companies in like circumstances has varied. Some investors may view a reverse stock split negatively. We cannot assure you that our common stock will be more attractive to institutional or other long-term investors or that it will attract brokers and investors who trade in lower-priced stocks. Even if the Reverse Stock Split has a positive effect on the market price for shares of our common stock, the market price and liquidity of our common stock may decrease due to other factors, including our future performance, economic conditions and other factors, some of which may not be under our control. The percentage market price decline as an absolute number and as a percentage of our overall market capitalization may be greater than would occur in the absence of the Reverse Stock Split. The total market capitalization of our common stock initially declined following the Reverse Stock Split and could decline in the future. Accordingly, the Reverse Stock Split may not achieve the desired results of increasing the stock price, marketability and liquidity of our common stock, which could materially adversely affect our business, financial condition and results of operations.
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
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the Securities and Exchange Commission (“SEC”).

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
Since identifying these material weaknesses, we have been, and are currently in the process of, remediating each of them. While progress has been made to remediate both of the material weaknesses above, as of December 31, 2023, we were still in the process of developing and implementing enhanced processes and procedures and testing the operating effectiveness of these enhanced controls. We provided process and controls training and have incorporated ongoing training and monitoring as part of our overall control environment. We implemented and continue to implement control improvements and have focused on the increased operational effectiveness of our controls. We selected an enterprise resource planning system, hired an implementation partner and are in the process of implementation which will provide improvements to our IT-dependent and application controls to help prevent and detect errors, enforce segregation of duties and strengthen controls around manual journal entries. We believe our actions will be effective in remediating the material weaknesses, and we continue to devote significant time and attention to these efforts. In addition, the material weaknesses will not be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Although we plan to complete the remediation process as quickly as possible for each material weakness, we cannot at this time estimate when the remediation will be completed.
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
The requirements of being a public company with common stock listed on the NYSE will continue to increase certain of our costs and require significant management focus.
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
Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. Certain holders of approximately 9,791,387 shares of our common stock have the right to require us to register the sales of their shares under the Securities Act of 1933, as amended (the “Securities Act”), under the terms of a registration right agreement between us and the holders of these securities.
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
In addition to Summit’s beneficial ownership of 57.6% of our common stock as of March 5, 2024, our certificate of incorporation and bylaws contain provisions that may make the acquisition of the Company more difficult without the approval of our board of directors. These provisions:
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Cybersecurity represents a critical component of the Company’s overall approach to risk management. The Company’s cybersecurity policies, standards and practices are fully integrated into the Company’s enterprise risk management (“ERM”) approach, and cybersecurity risks are among the core enterprise risks that are subject to oversight by the Company’s Board of Directors (the “Board”). The Company’s cybersecurity policies, standards and practices follow recognized frameworks established by the National Institute of Standards and Technology (“NIST”). The Company generally approaches cybersecurity threats through a cross-functional, multilayered approach, with specific the goals of: (i) identifying, preventing and mitigating cybersecurity threats to the Company; (ii) preserving the confidentiality, security and availability of the information that we collect and store to use in our business; (iii) protecting the Company’s intellectual property; (iv) maintaining the confidence of our customers, clients and business partners; and (v) providing appropriate public disclosure of cybersecurity risks and incidents when required.
Risk Management and Strategy
Consistent with overall ERM policies and practices, the Company’s cybersecurity program focuses on the following areas:
•Vigilance: The Company maintains a global presence, with cybersecurity threat operations functioning 24/7 with the specific goal of identifying, preventing and mitigating cybersecurity threats and responding to cybersecurity incidents in accordance with our established incident response and recovery plans.
•Systems Safeguards: The Company deploys systems safeguards that are designed to protect the Company’s information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through ongoing vulnerability assessments and cybersecurity threat intelligence.
•Collaboration: The Company utilizes collaboration mechanisms established with public and private entities, including intelligence and enforcement agencies, industry groups and third-party service providers, to identify, assess and respond to cybersecurity risks.
•Third-Party Risk Management: The Company maintains a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of the Company’s systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.
•Training: The Company provides periodic mandatory training for personnel regarding cybersecurity threats, which reinforces the Company’s information security policies, standards and practices, and such training is scaled to reflect the roles, responsibilities and information systems access of such personnel.
•Incident Response and Recovery Planning: The Company has established and maintains comprehensive incident response and recovery plans that fully address the Company’s response to a cybersecurity incident and the recovery from a cybersecurity incident, and such plans are tested and evaluated on a regular basis.
•Communication, Coordination and Disclosure: The Company utilizes a cross-functional approach to address the risk from cybersecurity threats, involving management personnel from the Company’s technology, operations, legal, risk management, internal audit and other key business functions, as well as the members of the Board and the Audit Committee of the Board in an ongoing dialogue regarding cybersecurity threats and incidents, while also implementing controls and procedures for the escalation of cybersecurity incidents pursuant to established thresholds so that decisions regarding the disclosure and reporting of such incidents can be made by management in a timely manner.
•Governance: The Board’s oversight of cybersecurity risk management is supported by the Audit Committee, which regularly interacts with the company’s ERM function and the Company’s Chief Information Security Officer.

A key part of the Company’s strategy for managing risks from cybersecurity threats is the ongoing assessment and testing of the Company’s processes and practices through auditing, assessments, tabletop exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures. The Company regularly engages third parties to perform assessments on our cybersecurity measures, including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to the Audit Committee and the Board, and the Company adjusts its cybersecurity policies, standards, processes and practices as necessary based on the information provided by the assessments, audits and reviews.
Governance
The Board, in coordination with the Audit Committee, oversees the management of risks from cybersecurity threats, including the policies, standards, processes and practices that the Company’s management implements to address risks from cybersecurity threats. The Board and the Audit Committee each receive regular presentations and reports on cybersecurity risks, which address a wide range of topics including, for example, recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to the Company’s peers and third parties. The Board and the Audit Committee also receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding such incident until it has been addressed. At least once each year, the Board and the Audit Committee discuss the Company’s approach to cybersecurity risk management with the Company’s Chief Information Security Officer.
The Company’s Chief Information Security Officer reports to the Company’s Chief Information Officer who is the member of the Company’s management that is principally responsible for overseeing the Company’s cybersecurity risk management program, in partnership with other business leaders across the Company. The Chief Information Security Officer works in coordination with Company management. The Company’s Chief Information Security Officer has served in various roles in information technology and information security for 25 years, including several Fortune 500 companies as a consultant specializing in risk management and security architecture, VP of Engineering for a payment solutions provider and security principal for an international telecommunications company in the Fortune 100, and has held many of the information security industry’s most advanced certifications including ISC2’s CISM (Chief Information Security Manager) and CISSP (Chief Information Security Professional), as well as an early adopter of the Cloud Security Alliance’s CCSK (Certificate of Cloud Security Knowledge). The Company’s Chief Information Officer has served in various roles in information technology for 21 years.
The Company’s Chief Information Security Officer, in coordination with Company management, works collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents. To facilitate the success of this program, multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents in accordance with the Company’s incident response and recovery plans. The Chief Information Security Officer and Company management monitor the prevention, detection, mitigation and remediation of cybersecurity incidents in real time, and report such incidents to the Audit Committee when appropriate.
Cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected or are reasonably likely to affect the Company, including its business strategy, results of operations, or financial condition.
ITEM 2. PROPERTIES
We lease two offices in Los Angeles, California, one office in Costa Mesa, California, three offices in Queensland, Australia, and our corporate headquarters is located at 100 Montgomery Street, Suite 2270, San Francisco, California 94104 (approximately 3,690 square feet). We lease and operate three distribution centers in Australia, but use third parties for distribution in the United States. The three distribution centers have lease terms expiring from September 2024 to December 2026. All of our leased properties have sufficient renewal periods. Culture Kings leases and operates eight physical retail stores in Australia, one in New Zealand and one in the United States. The ten retail stores have lease terms expiring from January 2024 to January 2033. Princess Polly leases and operates one physical retail store in Los Angeles, California, with a lease term expiring in August 2028.

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
Stockholders of Record
American Stock Transfer & Trust Company, LLC is the transfer agent and registrar for our common stock. As of March 5, 2024, there were 11 stockholders of record of our common stock. The actual number of stockholders is greater than this number and includes stockholders whose shares are held in street name by brokers and other nominees, and stockholders whose shares may be held in trust by other entities.
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
Issuer Purchases of Equity Securities
On May 25, 2023, the Company’s board of directors approved a share repurchase program (the “Share Repurchase Program”), authorizing the Company to repurchase up to $2 million of shares of the Company’s common stock. Subsequently, in 2023, the Company’s board of directors approved an additional repurchase capacity under the Share Repurchase Program of $3.0 million of shares of the Company’s common stock. The timing of any repurchases by the Company and the actual number of shares repurchased are at the Company’s discretion, and, in deciding when to repurchase shares and the amount of shares to repurchase, the Company will consider available liquidity, general market and economic conditions, alternate uses for the capital and other factors. Share repurchases may be made from time to time through a Rule 10b5-1 trading plan, open market transactions, block trades or in private transactions in accordance with applicable securities laws and regulations and other legal requirements. The Share Repurchase Program may be suspended or discontinued at any time and has no expiration date. All repurchased shares under the Share Repurchase Program will be retired.

The following table sets forth our share repurchase activity, on a settlement date basis, for the three months ended December 31, 2023:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total number of shares purchased as part of a publicly announced plan or program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (millions)[2]
October 1, 2023 - October 31, 2023	76,325	$5.99	60,913	$3.7
November 1, 2023 - November 30, 2023	53,986	7.71	52,852	3.3
December 1, 2023 - December 31, 2023	44,850	9.74	43,005	2.9
Total	175,161		156,770
1 18,391 of these shares represent shares of common stock surrendered by certain of our employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock issued under the 2021 Employee Stock Purchase Plan. With respect to these surrendered shares, the price paid per share is based on the fair value at the time of surrender.
2 Reflects the dollar value of shares that may yet be repurchased under the Share Repurchase Program announced on May 25, 2023. The Company’s board of directors initially authorized the repurchase of an aggregate of $2.0 million of shares of common stock pursuant to the Share Repurchase Program. On December 18, 2023, the Company announced its board of directors approved an additional repurchase capacity under the Share Repurchase Program of $3.0 million of shares of the Company’s common stock.
ITEM 6. [Reserved]
Not applicable.

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
On September 29, 2023, we effected a one-for-12 reverse stock split of our common stock (the "Reverse Stock Split"). As a result of the Reverse Stock Split, every twelve shares of our outstanding common stock was consolidated into one share. Accordingly, all per share values have been adjusted as necessary to reflect the Reverse Stock Split for all prior periods presented. Refer to Note 14, "Stockholders’ Equity," in the notes to our consolidated financial statements included in this Annual Report on Form 10-K.
Overview
a.k.a. Brands is a portfolio of next-generation fashion brands for the next generation of consumers. We seek to leverage our industry expertise and operational synergies to accelerate our brands so they can grow faster, reach broader audiences, achieve greater scale and enhance their profitability. We believe we are disrupting the status quo and pioneering a new approach to fashion.
a.k.a. was founded with a focus on Millennial and Gen Z audiences who primarily find inspiration for fashion on social media. We have since built a portfolio of next-generation brands with distinct fashion offerings and consumer followings:
•In July 2018, we acquired Princess Polly, a fashion brand focusing on fun, trendy dresses, tops, shoes and accessories with slim fit, body-confident and trendy fashion designs. The brand targets a female customer between the ages of 15 and 25.
•In August 2019, we acquired Petal & Pup, a fashion brand offering an assortment of trendy, flattering and feminine styles and dresses for special occasions. The brand targets female customers typically in their twenties or thirties, with more than 70% of customers between the ages of 25 and 34.
•In March 2021, we acquired Culture Kings, an Australia-based premium online retailer of streetwear apparel, footwear, headwear and accessories. The brand targets male consumers between the ages of 18 and 35 who are fashion conscious, highly social and digitally focused.
•In October 2021, we acquired mnml, a Los Angeles-based streetwear brand that offers competitively priced, on-trend wardrobe staples. The brand targets male consumers between the ages of 18 and 35.
While we have owned Princess Polly and Petal & Pup from before 2020, information presented hereafter on an “across a.k.a. Brands” basis assumes we also owned Culture Kings for all periods presented. We also owned Rebdolls for all periods shown prior to March 2023, when we sold the brand back to its original owner.
Our annual financial results discussed below represent the consolidated results of Princess Polly and Petal & Pup for all years shown, the results of Rebdolls for all periods shown prior to March 2023, the results of Culture Kings’ operations from the date of its acquisition on March 31, 2021, and the results of mnml’s operations from the date of its acquisition on October 14, 2021.
Across a.k.a. Brands for 2023, we attracted over 3.7 million active customers, received approximately 6.8 million orders and had an average order value of $80.

Initial Public Offering
In September 2021, we completed an initial public offering (the “IPO”), in which we issued and sold 833,333 shares of newly authorized common stock for $132.00 per share for net proceeds of $95.7 million, after deducting underwriting discounts and commissions of $6.6 million, and offering costs of $7.7 million.
Goodwill Impairment
In August 2023, due to elevated interest rates and unfavorable demand in Australia, we reduced our earnings forecasts and expectations for the Culture Kings and Petal & Pup reporting units. This reduction was identified as a triggering event and a subsequent quantitative test concluded that the carrying value of the Culture Kings and Petal & Pup reporting units exceeded their fair values as of August 31, 2023. As a result, we recorded a non-cash goodwill impairment charge of $68.5 million during the third quarter of 2023. As of December 31, 2023, $11.3 million of goodwill related to Petal & Pup remained on our balance sheet, while the goodwill related to Culture Kings was fully impaired.
Key Operating and Financial Metrics
Operating Metrics
We use the following metrics to assess the progress of our business, make decisions on where to allocate capital, time and technology investments and assess the near-term and longer-term performance of our business.
The following table sets forth our key operating metrics for each period presented.

	Year Ended December 31,
(in millions, other than dollar figures)	2023	2022	2021
Active customers	3.7	3.8	3.7
Active customers across a.k.a. Brands(1)	3.7	3.8	3.7
Average order value	$80	$82	$86
Average order value across a.k.a. Brands(1)	$80	$82	$87
Number of orders	6.8	7.4	6.5
Number of orders across a.k.a. Brands(1)	6.8	7.4	7.0
(1) Includes the impact of Culture Kings as if we had owned it for all periods presented.
Active Customers
We view the number of active customers as a key indicator of our growth, our value proposition, consumer awareness of our brand, and their desire to purchase our products. In any particular period, we determine our number of active customers by counting the total number of unique customer accounts who have made at least one purchase in the preceding 12-month period, measured from the last date of such period.
Average Order Value
We define average order value as net sales in a given period divided by the total orders placed in that period. Average order value may fluctuate as we expand into new categories or geographies or as our assortment changes.
Key Financial Metrics
The following table sets forth our key GAAP and non-GAAP financial metrics for each period presented:

	Year Ended December 31,
(dollars in thousands)	2023	2022	2021
Gross margin	55%	55%	55%
Net loss	$(98,886)	$(176,697)	$(6,091)
Net loss margin	(18)%	(29)%	(1)%
Adjusted EBITDA	$13,790	$31,872	$62,431
Adjusted EBITDA margin	3%	5%	11%
Net cash provided by (used in) operating activities	$33,426	$(319)	$23,968
Free Cash Flow	$27,456	$(20,065)	$16,234

Adjusted EBITDA, Adjusted EBITDA margin and Free Cash Flow are non-GAAP measures. See “Non-GAAP Financial Measures” below for information regarding our use of Adjusted EBITDA, Adjusted EBITDA margin and Free Cash Flow and their reconciliation to net income (loss), net income (loss) margin and net cash provided by (used in) operating activities, respectively.
Non-GAAP Financial Measures
In addition to our results determined in accordance with GAAP, we monitor the following supplemental non-GAAP financial measures to evaluate our operating performance, identify trends, formulate financial projections and make strategic decisions on a consolidated basis. Accordingly, we believe that non-GAAP financial information may provide useful supplemental information to investors and others in understanding and evaluating our results of operations in the same manner as our management team. The non-GAAP financial measures are presented for supplemental informational purposes only. They should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly-titled non-GAAP measures used by other companies. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures.
Adjusted EBITDA and Adjusted EBITDA Margin
We calculate Adjusted EBITDA as net income (loss) adjusted to exclude: interest and other expense; benefit from or provision for income taxes; depreciation and amortization expense; equity-based compensation expense; inventory step-up amortization expense; distribution center relocation costs; transaction costs; costs related to severance from headcount reductions; goodwill and intangible asset impairment; sales tax penalties; insured losses, net of any recoveries; and one-time or non-recurring items. We calculate Adjusted EBITDA margin as Adjusted EBITDA as a percentage of net sales. Adjusted EBITDA does not represent net income (loss) or cash flow from or used in operating activities as it is defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. Because other companies may calculate EBITDA and Adjusted EBITDA differently than we do, Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. Adjusted EBITDA has other limitations as an analytical tool when compared to the use of net income (loss), which is the most directly comparable GAAP financial measure, including that Adjusted EBITDA does not reflect:
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
•any non-routine legal matters;
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

The following table reflects a reconciliation of Adjusted EBITDA to net income (loss) and Adjusted EBITDA margin to net income (loss) margin, the most directly comparable financial measure prepared in accordance with GAAP:

	Year Ended December 31,
(dollars in thousands)	2023	2022	2021
Net loss	$(98,886)	$(176,697)	$(6,091)
Add (deduct):
Total other expense, net	13,556	8,575	21,622
(Benefit from) provision for income tax	1,921	(3,917)	852
Depreciation and amortization expense	19,141	20,348	16,710
Equity-based compensation expense	7,640	6,730	8,043
Inventory step-up amortization expense	—	707	15,908
Transaction costs	—	140	5,387
Goodwill impairment	68,524	173,786	—
Non-routine items*	1,894	2,200	—
Adjusted EBITDA	$13,790	$31,872	$62,431
Net loss margin	(18)%	(29)%	(1)%
Adjusted EBITDA margin	3%	5%	11%
*Non-routine items include costs to establish or relocate distribution centers; severance from headcount reductions; sales tax penalties; insured losses, net of recoveries; and non-routine legal matters.
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
The following table presents a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities, the most directly comparable financial measure prepared in accordance with GAAP:

	Year Ended December 31,
(dollars in thousands)	2023	2022	2021
Net cash provided by (used in) operating activities	$33,426	$(319)	$23,968
Less: purchases of property and equipment	(5,970)	(19,746)	(7,734)
Free Cash Flow	$27,456	$(20,065)	$16,234
Our Free Cash Flow has fluctuated over time primarily as a result of timing of inventory purchases, purchases of property and equipment and fluctuations in earnings. Our operating model requires a low level of capital expenditures.
For the twelve months ended December 31, 2023, net cash provided by operating activities increased by $33.7 million compared to net cash used in operating activities for the twelve months ended December 31, 2022. This was attributable primarily to a decrease in inventory compared to the prior period, which was driven by reduced inventory buying and sell-through of aged inventory, partially offset by lower earnings.
For the twelve months ended December 31, 2023, Free Cash Flow increased by $47.5 million compared to Free Cash Flow for the twelve months ended December 31, 2022. This was attributable primarily to a decrease in inventory compared to the prior period, which was driven by reduced inventory buying and sell-through of aged inventory, and a reduction in purchases of property and equipment, partially offset by lower earnings. The reduction in purchases of property and equipment in 2023 was primarily due to the build-out of the Culture Kings Las Vegas store in 2022.

Factors Affecting Our Performance
Macroeconomic Environment
The macroeconomic environment in which we operate has been and, we anticipate, will continue to be pressured by adverse conditions worldwide. Inflationary pressures on consumers globally, particularly on our Australian customers, and our supply chain, rising interest rates and shifts in global spending in anticipation of a potential economic slowdown or recession have pressured our net sales. Additionally, lower return on marketing investments, increasing labor rates, a higher-than-historical competitive promotional environment and higher merchandise returns, all stemming from the pressures previously identified, led to reduced operating income and Adjusted EBITDA performance, as well as impairment to the goodwill associated with Culture Kings and Petal & Pup. Consequently, our business and results of operations, including earnings and cash flows, could continue to be adversely impacted, including as a result of:
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
All of these factors have contributed and may continue to contribute to reduced orders, increased merchandise returns, higher discounts, lower net sales, lower gross margins, reduced effectiveness of marketing, increased inventories and goodwill impairment, and it is possible that future annual or interim impairment tests could result in additional impairment charges.
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
Customer Acquisition
To continue to grow our business profitably, we intend to acquire new customers and retain our existing customers at a reasonable cost. Our methods to acquire customers have evolved and will need to continue evolving in response to changes in shopping behaviors, content consumption, costs to advertise and developments in technology. As a result of macroeconomic pressures, we reduced certain of our marketing efforts, which may result in acquiring customers at slower rates. Failure to continue attracting customers efficiently and profitably would adversely impact our profitability and operating results.
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
Impact of COVID-19
In the second half of 2022, we started to experience reductions in air freight costs (which had increased in the first half of 2022 as a result of vendor delays and shutdowns due to the COVID-19 pandemic), the impact of which has been and will continue to be realized in the Company’s cost of goods sold during 2023 and 2024. We continue to monitor vendor and manufacturer shipping times and other potential disruptions in our supply chain and implement mitigation plans as necessary.

Foreign Currency Rate Fluctuations
Our international operations have provided and are expected to continue to provide a significant portion of our Company’s net sales and operating income. As a result, our Company’s net sales and operating income will continue to be affected by changes in the U.S. dollar against international currencies, predominantly against the Australian dollar. In order to provide a framework for assessing the performance of our underlying business, excluding the effects of foreign currency rate fluctuations, we compare the percent change in the results from one period to another period in this Annual Report on Form 10-K using a constant currency methodology wherein current and comparative prior period results for our operations reporting in currencies other than U.S. dollars are converted into U.S. dollars at constant exchange rates (i.e., the rates in effect on December 31, 2022, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. Such disclosure throughout our Management’s Discussion and Analysis of Financial Condition and Results of Operations will be described as “on a constant currency basis.” Volatility in currency exchange rates may impact the results, including net sales and operating income, of the Company in the future.

Results of Operations
The following tables set forth our results of operations for the periods presented and express the relationship of certain line items as a percentage of net sales for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
(in thousands)	2023	2022	2021
Net sales	$546,258	$611,738	$562,191
Cost of sales	245,978	274,491	254,527
Gross profit	300,280	337,247	307,664
Operating expenses:
Selling	149,307	166,070	144,345
Marketing	68,907	66,730	58,120
General and administrative	96,951	102,700	88,816
Goodwill impairment	68,524	173,786	—
Total operating expenses	383,689	509,286	291,281
(Loss) income from operations	(83,409)	(172,039)	16,383
Other expense, net:
Interest expense	(11,165)	(7,043)	(9,485)
Loss on extinguishment of debt	—	—	(10,924)
Other expense	(2,391)	(1,532)	(1,213)
Total other expense, net	(13,556)	(8,575)	(21,622)
Loss before income taxes	(96,965)	(180,614)	(5,239)
(Provision for) benefit from income tax	(1,921)	3,917	(852)
Net loss	(98,886)	(176,697)	(6,091)
Net loss attributable to noncontrolling interests	—	—	123
Net loss attributable to a.k.a. Brands Holding Corp.	$(98,886)	$(176,697)	$(5,968)

	Year Ended December 31,
	2023	2022	2021
Net sales	100%	100%	100%
Cost of sales	45%	45%	45%
Gross profit	55%	55%	55%
Operating expenses:
Selling	27%	27%	26%
Marketing	13%	11%	10%
General and administrative	18%	17%	16%
Goodwill impairment	13%	28%	—%
Total operating expenses	70%	83%	52%
(Loss) income from operations	(15%)	(28%)	3%
Other expense, net:
Interest expense	(2%)	(1%)	(2%)
Loss on extinguishment of debt	—%	—%	(2%)
Other expense	—%	—%	—%
Total other expense, net	(2%)	(1%)	(4%)
Loss before income taxes	(18%)	(30%)	(1%)
(Provision for) benefit from income tax	—%	1%	—%
Net loss	(18%)	(29%)	(1%)
Net loss attributable to noncontrolling interests	—%	—%	—%
Net loss attributable to a.k.a. Brands Holding Corp.	(18%)	(29%)	(1%)

Comparison of the Years Ended December 31, 2023 and 2022
Net Sales

	Years Ended December 31,
	2023	2022
Net sales	$546,258	$611,738
Net sales decreased by $65.5 million, or 11%, in 2023 compared to 2022. The overall decrease in net sales was primarily driven by an 8% decrease in the number of orders we processed in 2023 compared to 2022, which drove a decrease in net sales of $49.7 million, and a decrease in our average order value of 2%, from $82 in 2022 to $80 in 2023, which drove a decrease in net sales of $15.8 million. The decrease in the number of orders and average order value were primarily due to adverse macroeconomic conditions in Australia and New Zealand. On a constant currency basis, net sales and average order value for 2023 would have decreased 9% and 1%, respectively, as compared to 2022.
Cost of Sales

	Years Ended December 31,
	2023	2022
Cost of sales	$245,978	$274,491
Percent of net sales	45%	45%
Cost of sales decreased by $28.5 million, or 10%, in 2023 compared to 2022. This decrease was primarily driven by an 8% decrease in the total number of orders in 2023, as compared to 2022, a decrease in our average order value of 2% and lower inbound air freight costs, partially offset by a higher merchandise return rate. While cost of sales as a percent of net sales was flat in 2023 compared to 2022, cost of sales as a percent of net sales would have increased due to targeted discounting in Culture Kings Australia and a higher merchandise return rate if not offset by lower inbound air freight costs.
Gross Profit

	Years Ended December 31,
	2023	2022
Gross profit	$300,280	$337,247
Gross margin	55%	55%
Gross profit decreased by $37.0 million, or 11%, in 2023 compared to 2022. This decrease was primarily driven by the 11% decrease in net sales, as well as a higher merchandise return rate. These impacts were partially offset by lower air freight expense. While gross margin was flat in 2023 compared to 2022, gross margin would have decreased due to targeted discounting in Culture Kings Australia and a higher merchandise return rate, if not offset by lower inbound air freight costs.
Selling Expenses

	Years Ended December 31,
	2023	2022
Selling	$149,307	$166,070
Percent of net sales	27%	27%
Selling expenses decreased by $16.8 million, or 10%, in 2023 compared to 2022. This decrease was driven by the 8% decrease in the number of orders shipped in 2023 compared to 2022, and operational efficiencies in distribution, fulfillment and outbound shipping.

Marketing Expenses

	Years Ended December 31,
	2023	2022
Marketing	$68,907	$66,730
Percent of net sales	13%	11%

Marketing expenses increased by $2.2 million, or 3%, in 2023 compared to 2022. The increase in marketing expenses was driven by additional marketing spend due to reduced marketing effectiveness, particularly in Australia. The increase in marketing expenses as a percentage of net sales was primarily due to lower net sales in 2023 compared to 2022.
General and Administrative Expenses

	Years Ended December 31,
	2023	2022
General and administrative	$96,951	$102,700
Percent of net sales	18%	17%
General and administrative expenses decreased by $5.7 million, or 6%, in 2023 compared to 2022. The decrease was primarily driven by a $2.7 million decrease in intangible amortization, a $2.1 million decrease in wages and benefits and a $1.5 million decrease in insurance costs. A $1.2 million increase in professional fees partially offset these decreases. The increase in general and administrative expenses as a percentage of net sales resulted primarily from lower net sales in 2023 compared to 2022.
Goodwill Impairment

	Years Ended December 31,
	2023	2022
Goodwill impairment	$68,524	$173,786
Percent of net sales	13%	28%
Goodwill impairment decreased by $105.3 million, or 61%, in 2023 compared to 2022. Goodwill impairment in 2023 was recognized on the goodwill recorded from the acquisitions of the Culture Kings and Petal & Pup reporting units. Goodwill impairment in 2022 was recognized on the goodwill recorded from the acquisitions of the Culture Kings and Rebdolls reporting units. In August 2023, due to elevated interest rates and unfavorable demand in Australia, we reduced our earnings forecasts and expectations for the Culture Kings and Petal & Pup reporting units. This reduction was identified as a triggering event and a subsequent quantitative test concluded that the carrying value of the Culture Kings and Petal & Pup reporting units exceeded their fair values as of August 31, 2023. As of December 31, 2023, the goodwill related to Culture Kings was fully impaired, while $11.3 million of the goodwill related to Petal & Pup remained on our balance sheet.
Other Expense, net

	Years Ended December 31,
	2023	2022
Other expense, net:
Interest expense	$(11,165)	$(7,043)
Other expense	(2,391)	(1,532)
Total other expense, net	$(13,556)	$(8,575)
Percent of net sales	(2)%	(1)%
Other expense, net increased by $5.0 million in 2023 compared to 2022 primarily due to $4.1 million in additional interest expense from rising interest rates on our variable rate debt.

(Provision for) Benefit from Income Tax

	Years Ended December 31,
	2023	2022
(Provision for) benefit from income tax	$(1,921)	$3,917
Percent of net sales	—%	1%
Effective tax rate	2%	(2%)
Provision for income tax increased by $5.8 million, or 149%, in 2023 compared to 2022. This increase was primarily due to the increase in the valuation allowance on the net deferred tax assets in Australia.
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
Cost of sales increased by $20.0 million, or 8%, in 2022 compared to 2021. This increase was primarily driven by a 14% increase in the total number of orders in 2022, as compared to 2021, which includes the impact of the operations of Culture Kings and mnml, or $132.0 million of cost of sales, while 2021 includes the impact of the operations of Culture Kings, or $114.7 million of cost of sales, from the dates of their respective acquisitions. While cost of sales as a percent of net sales was flat in 2022 compared to 2021, the impact of the fair value adjustment to inventory acquired in the Culture Kings acquisition of $15.9 million, included in 2021, was offset by a change in the mix of products sold due to the acquisition of Culture Kings, as Culture Kings inventory has higher average costs.
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
Selling expenses increased by $21.7 million, or 15%, in 2022 compared to 2021. This increase was driven by the 14% increase in the number of orders shipped in 2022 compared to 2021, which includes the operations of Culture Kings and mnml, or $71.6 million of selling expenses, while 2021 includes the impact of the operations of Culture Kings and mnml, or $48.0 million of selling expenses, from the dates of their respective acquisitions. The increase in selling expenses as a percentage of net sales was primarily due to increased costs for distribution facilities and stores, the 5% decrease in our average order value and a $1.3 million charge related to a relocation of distribution centers for Culture Kings and mnml.
Marketing Expenses

	Years Ended December 31,
	2022	2021
Marketing	$66,730	$58,120
Percent of net sales	11%	10%

Marketing expenses increased by $8.6 million, or 15%, in 2022 compared to 2021. The increase in marketing expenses was driven by the inclusion of the operations of Culture Kings and mnml, or $31.4 million of marketing expenses, while 2021 includes the impact of the operations of Culture Kings and mnml, or $23.6 million of marketing expenses, from the dates of their respective acquisitions. The increase in marketing expenses as a percentage of net sales was primarily due to reduced effectiveness of our marketing channels at driving traffic to our websites, and the inclusion of mnml, which had a higher rate of advertising spend as compared to some of our other brands.
General and Administrative Expenses

	Years Ended December 31,
	2022	2021
General and administrative	$102,700	$88,816
Percent of net sales	17%	16%
General and administrative expenses increased by $13.9 million, or 16%, in 2022 compared to 2021. The increase was primarily driven by a $18.3 million increase in salaries and related benefits related to increases in our headcount across functions to support business growth and $3.7 million in additional insurance costs. Partially offsetting these increases was a $5.8 million decrease in professional fees, including transaction costs, and a $1.3 million decrease in equity-based compensation, due to vesting of performance-based incentive units upon the Company’s IPO in 2021. General and administrative expenses for 2022 include the operations of Culture Kings and mnml, or $32.8 million of general and administrative expenses, while 2021 includes the impact of the operations of Culture Kings and mnml, or $20.3 million of general and administrative expenses, from the dates of their respective acquisitions. The increase in general and administrative expenses as a percentage of net sales resulted primarily from additional salaries and related benefits, as well as additional insurance costs.

Goodwill Impairment

	Years Ended December 31,
	2022	2021
Goodwill impairment	$173,786	$—
Percent of net sales	28%	—%
Goodwill impairment was $173.8 million in 2022 and recognized on the goodwill recorded from the acquisitions of the Culture Kings and Rebdolls reporting units. As of December 31, 2022, $60.0 million of goodwill related to Culture Kings remained on our balance sheet, while the goodwill related to Rebdolls was fully impaired. The worsening economic trends in the fourth quarter of 2022, including continued inflation and rising interest rates, as well as unfavorable demand due to a gradual customer shift from primarily online shopping to a mix of online and physical store shopping led the Company to lower its forecasts and expectations for the Culture Kings and Rebdolls brands, driving the reduction in their fair values.
Other Expense, net

	Years Ended December 31,
	2022	2021
Other expense, net
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
Benefit from (provision for) income tax changed by $4.8 million, or 560%, in 2022 compared to 2021. This change was driven primarily by the finalization of Australia tax basis allocation pertaining to the inventory and intangibles included in the purchase of the Culture Kings noncontrolling interest, as well as an intra-entity transfer of certain intellectual property rights related to the Culture Kings’ brands to one of our subsidiaries in the U.S., aligning the ownership of these rights with our evolving business. The change in our effective tax rate is primarily driven by the impairment recognized on the goodwill recorded from the acquisitions of the Culture Kings and Rebdolls reporting units.

Quarterly Results of Operations
The following tables set forth selected unaudited quarterly results of operations for the eight quarters ended December 31, 2023, as well as the percentage that each line item represents of net sales. The information for each of these quarters has been prepared on the same basis as the audited annual consolidated financial statements included elsewhere in this Annual Report on Form 10-K and in the opinion of management, includes all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our consolidated results of operations for these periods. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our quarterly results of operations will vary in the future. These quarterly operating results are not necessarily indicative of our operating results for any future period.

	Three Months Ended
In thousands	Mar 31, 2022	Jun 30, 2022	Sep 30, 2022	Dec 31, 2022	Mar 31, 2023	Jun 30, 2023	Sep 30, 2023	Dec 31, 2023
Net sales	$148,319	$158,471	$155,822	$149,126	$120,485	$136,028	$140,833	$148,912
Cost of sales	64,123	71,024	68,965	70,379	51,985	58,672	62,865	72,456
Gross profit	84,196	87,447	86,857	78,747	68,500	77,356	77,968	76,456
Operating expenses:
Selling	40,364	45,254	41,450	39,002	34,406	35,932	36,660	42,309
Marketing	15,705	19,064	16,532	15,429	14,777	18,354	18,511	17,265
General and administrative	24,778	25,703	26,133	26,086	25,868	24,191	24,622	22,270
Goodwill impairment	—	—	—	173,786	—	—	68,524	—
Total operating expenses	80,847	90,021	84,115	254,303	75,051	78,477	148,317	81,844
Income (loss) from operations	3,349	(2,574)	2,742	(175,556)	(6,551)	(1,121)	(70,349)	(5,388)
Total other expense, net	(1,171)	(2,593)	(2,758)	(2,053)	(3,885)	(3,591)	(3,339)	(2,741)
Income (loss) before income taxes	2,178	(5,167)	(16)	(177,609)	(10,436)	(4,712)	(73,688)	(8,129)
(Provision for) benefit from income tax	(653)	955	(98)	3,713	883	(328)	3,278	(5,754)
Net income (loss)	1,525	(4,212)	(114)	(173,896)	(9,553)	(5,040)	(70,410)	(13,883)

	Three Months Ended
	Mar 31, 2022	Jun 30, 2022	Sep 30, 2022	Dec 31, 2022	Mar 31, 2023	Jun 30, 2023	Sep 30, 2023	Dec 31, 2023
Net sales	100%	100%	100%	100%	100%	100%	100%	100%
Cost of sales	43%	45%	44%	47%	43%	43%	45%	49%
Gross profit	57%	55%	56%	53%	57%	57%	55%	51%
Operating expenses:
Selling	27%	29%	27%	26%	29%	26%	26%	28%
Marketing	11%	12%	11%	10%	12%	13%	13%	12%
General and administrative	17%	16%	17%	17%	21%	18%	17%	15%
Goodwill impairment	—%	—%	—%	117%	—%	—%	49%	—%
Total operating expenses	55%	57%	54%	171%	62%	58%	105%	55%
Income (loss) from operations	2%	(2%)	2%	(118%)	(5%)	(1%)	(50%)	(4%)
Total other expense, net	(1%)	(2%)	(2%)	(1%)	(3%)	(3%)	(2%)	(2%)
Income (loss) before income taxes	1%	(3%)	—%	(119%)	(9%)	(3%)	(52%)	(5%)
(Provision for) benefit from income tax	—%	1%	—%	2%	1%	—%	2%	(4%)
Net income (loss)	1%	(3%)	—%	(117%)	(8%)	(4%)	(50%)	(9%)

Quarterly Trends and Seasonality
Net Sales, Cost of Sales and Gross Profit
Our net sales are impacted by foreign currency exchange rates, inflationary pressures on consumers globally and our supply chain, shifts in global spending in anticipation of a potential economic slowdown or recession, increasing labor rates and a slower-than-expected recovery from the economic downturn in Australia.
Our quarterly cost of sales and gross profit have fluctuated quarter-to-quarter primarily due to the quarterly fluctuations in net sales and the mix of inventory between private label and third-party products.
Operating Expenses
Selling expenses have fluctuated quarter-to-quarter primarily due to fluctuations in shipping and fulfillment costs. Drivers of these fluctuations include our mix of air and sea freight, increases or decreases in number of orders, as well as generally increasing labor rates in fulfillment over time.
Marketing expenses have generally increased sequentially quarter-to-quarter as we have continued to scale our marketing efforts together with the growth of our business, or to drive growth in our business.
General and administrative expenses have fluctuated quarter-to-quarter, with such fluctuations primarily driven by the increases in our headcount to support business growth.
Seasonality
Historically, we have achieved our largest quarterly sales in the fourth fiscal quarter. However, as our expansion into the U.S. market continues, our quarterly revenues are less concentrated in the fourth fiscal quarter. In fiscal year 2023, our net sales in the first, second, third and fourth quarters represented 22%, 25%, 26% and 27%, respectively of our total net sales for the year. In fiscal year 2022, our net sales in the first, second, third and fourth quarters represented 24%, 26%, 25% and 24%, respectively, of our total net sales for the year.
Quarterly Adjusted EBITDA and Adjusted EBITDA Margin
The following table sets forth a reconciliation of net income (loss) to adjusted EBITDA for the eight fiscal quarters ended December 31, 2023:

	Three Months Ended
(in thousands)	Mar 31, 2022	Jun 30, 2022	Sep 30, 2022	Dec 31, 2022	Mar 31, 2023	Jun 30, 2023	Sep 30, 2023	Dec 31, 2023
Net income (loss)	$1,525	$(4,212)	$(114)	$(173,896)	$(9,553)	$(5,040)	$(70,410)	$(13,883)
Add (deduct):
Total other expense, net	1,171	2,593	2,758	2,053	3,885	3,591	3,339	2,741
Provision for (benefit from) income tax	653	(955)	98	(3,713)	(883)	328	(3,278)	5,754
Depreciation and amortization expense	5,217	5,590	4,566	4,975	5,440	4,720	4,533	4,446
Equity-based compensation expense	1,368	1,494	1,586	2,282	1,936	1,824	1,719	2,162
Inventory step-up amortization expense	707	—	—	—	—	—	—	—
Transaction costs	11	90	39	—	—	—	—	—
Goodwill impairment	—	—	—	173,786	—	—	68,524	—
Non-routine items*	—	1,291	303	606	1,361	145	270	119
Adjusted EBITDA	$10,652	$5,891	$9,236	$6,093	$2,186	$5,568	$4,697	$1,339
Net income (loss) margin	1%	(3)%	—%	(117)%	(8)%	(4)%	(50)%	(9)%
Adjusted EBITDA margin	7%	4%	6%	4%	2%	4%	3%	1%
*Non-routine items include costs to establish or relocate distribution centers; severance from headcount reductions; sales tax penalties; insured losses, net of recoveries; and non-routine legal matters.

Liquidity and Capital Resources
As of December 31, 2023, our principal sources of liquidity were cash and cash equivalents totaling $21.9 million, our revolving line of credit and our term loan accordion provision.
As of December 31, 2023, most of our cash was held for working capital purposes. We have historically financed our operations and capital expenditures primarily through cash flows generated by operations, the incurrence of debt and through the issuance of equity. We believe that our existing cash, together with cash generated from operations and available borrowing capacity under our credit facilities and lines of credit, will be sufficient to meet our anticipated cash needs for the next 12 months. We believe that cash generated from ongoing operations and continued access to debt markets will be sufficient to satisfy our cash requirements beyond 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. We may seek to borrow funds under our credit facility or raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section of this Annual Report on Form 10-K captioned “Risk Factors.” We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all. The inability to raise capital if needed would adversely affect our ability to achieve our business objectives.
Senior Secured Credit Facility
In connection with the IPO, we entered into a senior secured credit facility comprised of a $100.0 million term loan and a $50.0 million revolving line of credit, with an option of up to $50.0 million in an additional term loan through an accordion provision. We used borrowings under this credit facility, together with a portion of the proceeds from the IPO, to repay our previous debt in full. As of December 31, 2023, we owed a combined $94.5 million in term loan and accordion borrowings. As of December 31, 2023, there were no amounts outstanding under the revolving line of credit. The term loan requires us to make amortized annual payments of 5.0% during the first and second years, 7.5% during the third and fourth years and 10.0% during the fifth year with the balance of the loan due at maturity. Borrowings under the term loan accrue interest at a benchmark rate (Term SOFR, as defined in the credit agreement for the senior secured credit facility (the “Credit Agreement”)) plus an applicable margin dependent upon our net leverage ratio, as defined in the Credit Agreement. The revolving line of credit, when used, also accrues interest at a benchmark rate plus an applicable margin dependent upon our net leverage ratio, as defined in the Credit Agreement. The highest interest rates under the agreement for both the term loan and revolving line of credit occur at a net leverage ratio of greater than 2.75x, yielding an interest rate of a benchmark rate plus 3.25%. The accordion provision allows us to borrow additional amounts of term loan at terms to be agreed upon at the time of issuance, but on substantially the same basis as the original term loan. As of December 31, 2023, principal payments of our term loan and accordion for the next twelve months are anticipated to total $3.3 million, which reflects the impact of early prepayments made in 2023.
Under the senior secured credit facility, we are subject to certain financial covenant ratios and certain annual mandatory prepayment terms based on excess cash flows, as defined in the Credit Agreement, based on our net leverage ratio. If we are unable to comply with certain financial covenant ratios, which include provisions that are not precisely defined and are subject to interpretation, and terms requiring mandatory prepayment based on a percentage of excess cash flows, our long-term liquidity position may be adversely impacted. Furthermore, the variable interest rates associated with our senior secured credit facility could result in interest payments that are higher than anticipated. We were in compliance with all debt covenants as of December 31, 2023, and expect to be in compliance beyond 12 months, although our ability to meet these financial ratios and tests can be affected by the interpretation of certain provisions within our Credit Agreement, macro economic factors and the seasonality of our business, which is more concentrated in the third and fourth fiscal quarters.
Refer to Note 8, “Debt,” in the notes to our consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding our senior secured credit facility.
Material Cash Requirements
Our material cash requirements include operating lease obligations and inventory purchase commitments.
We have lease arrangements for certain equipment and facilities, primarily office locations, warehouse facilities and retail stores. Most of our property, equipment and software have been purchased with cash. As of December 31, 2023, our future minimum payments under non-cancelable operating leases totaled $50.3 million, with $9.5 million payable within 12 months.

While we routinely contract for the purchase of inventory from vendors, we have no material long-term purchase obligations outstanding with any vendors or third parties. As of December 31, 2023, inventory and other purchase obligations payable within the next 12 months totaled $2.7 million, which primarily represent open purchase orders for materials and merchandise as of that date.
Additionally, we plan to incur capital expenditures of approximately $10.0 to $12.0 million in 2024. This reflects the opening of new stores, as well as investments in infrastructure and technology.
Historical Cash Flows

	Year Ended December 31,
	2023	2022	2021
Net cash provided by (used in) operating activities	$33,426	$(319)	$23,968
Net cash used in investing activities	(6,031)	(25,314)	(278,075)
Net cash (used in) provided by financing activities	(52,829)	33,260	269,850
Net Cash Provided by (Used in) Operating Activities
Cash provided by (used in) operating activities consists primarily of net income (loss) adjusted for certain non-cash items, including depreciation, amortization, equity-based compensation, the effect of changes in working capital and other activities.
In 2023, net cash provided by operating activities increased $33.7 million. This was attributable primarily to a decrease in inventory compared to the prior period, which was driven by reduced inventory buying and sell-through of aged inventory, partially offset by lower earnings.
In 2022, net cash provided by operating activities decreased $24.3 million. This was attributable primarily to timing of payments and a decrease in earnings after adjusting for non-cash items, partially offset by a lower build of inventory compared to the prior year.
Net Cash Used in Investing Activities
Our primary investing activities have consisted of acquisitions to support our overall business growth, investments in our fulfillment centers and our internally developed software to support our infrastructure, and investments in stores. Purchases of property and equipment may vary from period to period due to timing of the expansion of our operations.
In 2023, net cash used in investing activities decreased $19.3 million. This was attributable to a reduction in purchases of property and equipment and the cash paid from holdbacks in the prior period related to the mnml acquisition. The purchases of property and equipment in the prior year were primarily due to the build-out of the Culture Kings Las Vegas store.
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
Net Cash (Used in) Provided by Financing Activities
Our financing activities have historically consisted of cash proceeds received from the issuance of borrowings, cash used to pay down borrowings, cash received from the sale of our common stock in the IPO and cash used to repurchase shares.
In 2023, net cash used in financing activities increased $86.1 million. This was primarily attributable to the combined $50.7 million in principal payments, net of borrowings, on our senior secured credit facility in 2023 and the $34.4 million in borrowings, net of repayments, under our senior secured credit facility in 2022.
In 2022, net cash provided by financing activities decreased $236.6 million. This was primarily attributable to the 2021 proceeds received from debt issuances and the IPO, as well as proceeds from the issuance of partner units to acquire Culture Kings in March 2021. The impact of these proceeds in 2021 was partially offset by proceeds from the line of credit in 2022.

Share Repurchase Program
On May 25, 2023, the Company’s board of directors approved the Share Repurchase Program, authorizing the Company to repurchase up to $2.0 million of shares of the Company’s common stock. Subsequently, in 2023, the Company’s board of directors approved an additional repurchase capacity under the Share Repurchase Program of $3.0 million of shares of the Company’s common stock. The timing of any repurchases by the Company and the actual number of shares repurchased are at the Company’s discretion, and, in deciding when to repurchase shares and the amount of shares to repurchase, the Company will consider available liquidity, general market and economic conditions, alternate uses for the capital and other factors. Share repurchases may be made from time to time through a Rule 10b5-1 trading plan, open market transactions, block trades or in private transactions in accordance with applicable securities laws and regulations and other legal requirements. The Share Repurchase Program may be suspended or discontinued at any time and has no expiration date. All repurchased shares under the Share Repurchase Program will be retired.
During the year ended December 31, 2023, the Company repurchased 319,486 shares of its common stock under the Share Repurchase Program for $2.1 million, at an average price of $6.71 per share.
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
Revenue Recognition
Our primary sources of revenues are from sales of fashion apparel primarily through our digital platforms, stores, third-party marketplaces and, when applicable, shipping revenue. We determine revenue recognition through the following steps in accordance with the Financial Accounting Standards Board’s Revenue from Contracts with Customers (Topic 606):
•identification of the contract, or contracts, with a customer;
•identification of the performance obligations in the contract;
•determination of the transaction price;
•allocation of the transaction price to the performance obligations in the contract; and
•recognition of revenue when, or as, we satisfy a performance obligation.
Revenue is recognized upon shipment when control of the promised goods or services is transferred to our customers, or at point of sale for purchases in our stores, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Our revenue is reported net of sales returns and discounts. We estimate our liability for product returns based on historical return trends and an evaluation of current economic and market conditions, all of which have a degree of uncertainty. We record the expected customer refund liability as a reduction to revenue, and the expected inventory right of recovery as a reduction of cost of goods sold. If actual return costs differ from previous estimates, the amount of the liability and corresponding revenue are adjusted in the period in which such costs occur. We have not made any material changes to our assumptions included in our calculations of expected customer refund activity during the year ended December 31, 2023.
Inventory
Inventories are stated at the lower of cost and net realizable value. Cost is determined using an average cost method. Cost of inventory includes import duties and other taxes and transport and handling costs to deliver the inventory to our distribution centers or stores. We write down inventory where it appears that the carrying cost of the inventory may not be recovered through subsequent sale of the inventory. We analyze the quantity of inventory on hand, the quantity sold in the past year, the anticipated sales volume, the expected sales price and the cost of making the sale when evaluating the value of our inventory. If the sales volume or sales price of specific products declines, additional write-downs may be required. We have not made any material changes to our assumptions included in the calculations of the lower of cost or net realizable value reserves during the year ended December 31, 2023.

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
In August 2023, due to elevated interest rates and unfavorable demand in Australia, the Company reduced its forecasts and expectations for the Culture Kings and Petal & Pup reporting units. This reduction was identified as a triggering event and a subsequent quantitative test concluded that the carrying value of the Culture Kings and Petal & Pup reporting units exceeded their fair values as of August 31, 2023. As a result, the Company recorded a non-cash goodwill impairment charge of $68.5 million during the third quarter of 2023. As of December 31, 2023, $11.3 million of goodwill related to Petal & Pup remained on the Company’s balance sheet, while the goodwill related to Culture Kings was fully impaired. Additionally, as of August 31, 2023, the estimated fair value of the mnml reporting unit exceeded the carrying value by 1.4%, and the carrying value of the related goodwill was $30.0 million. Holding all other assumptions used in the fair value measurement of the mnml reporting unit constant, a 2% increase in the selected discount rate would result in impairment. No additional impairment was identified as part of the annual goodwill impairment test conducted in the fourth quarter of 2023.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are recorded net on the balance sheet. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. This assessment involves uncertainty and judgment. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We have not made any material changes to our assumptions and estimates related to our income tax positions during the year ended December 31, 2023.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a “smaller reporting company,” as defined in Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
a.k.a. BRANDS HOLDING CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of a.k.a. Brands Holding Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of a.k.a. Brands Holding Corp. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, partners’ capital and redeemable noncontrolling interest and cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.
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
March 7, 2024
We have served as the Company’s auditor since 2021.

a.k.a. BRANDS HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$21,859	$46,319
Restricted cash	2,170	2,054
Accounts receivable	4,796	3,231
Inventory, net	91,024	126,533
Prepaid income taxes	—	6,089
Prepaid expenses and other current assets	15,846	13,378
Total current assets	135,695	197,604
Property and equipment, net	27,154	28,958
Operating lease right-of-use assets	37,465	37,317
Intangible assets, net	64,322	76,105
Goodwill	94,898	167,731
Deferred tax assets	1,569	1,070
Other assets	618	853
Total assets	$361,721	$509,638
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$28,279	$20,903
Accrued liabilities	25,223	39,806
Sales returns reserve	9,610	3,968
Deferred revenue	11,782	11,421
Income taxes payable	257	—
Operating lease liabilities, current	7,510	6,643
Current portion of long-term debt	3,300	5,600
Total current liabilities	85,961	88,341
Long-term debt	90,094	138,049
Operating lease liabilities	35,344	34,404
Other long-term liabilities	1,704	1,483
Deferred income taxes	—	284
Total liabilities	213,103	262,561
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; zero shares issued or outstanding as of December 31, 2023 and 2022, respectively	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 10,567,881 and 10,750,586 shares issued and outstanding as of December 31, 2023 and 2022, respectively*	128	129
Additional paid-in capital	466,172	460,660
Accumulated other comprehensive loss	(50,269)	(45,185)
Accumulated deficit	(267,413)	(168,527)
Total stockholders’ equity	148,618	247,077
Total liabilities and stockholders’ equity	$361,721	$509,638

The accompanying notes are an integral part of these consolidated financial statements
* Adjusted for the one-for-12 Reverse Stock Split. Refer to Note 14, “Stockholders’ Equity.”

a.k.a. BRANDS HOLDING CORP.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022	2021
Net sales	$546,258	$611,738	$562,191
Cost of sales	245,978	274,491	254,527
Gross profit	300,280	337,247	307,664
Operating expenses:
Selling	149,307	166,070	144,345
Marketing	68,907	66,730	58,120
General and administrative	96,951	102,700	88,816
Goodwill impairment	68,524	173,786	—
Total operating expenses	383,689	509,286	291,281
(Loss) income from operations	(83,409)	(172,039)	16,383
Other expense, net:
Interest expense	(11,165)	(7,043)	(9,485)
Loss on extinguishment of debt	—	—	(10,924)
Other expense	(2,391)	(1,532)	(1,213)
Total other expense, net	(13,556)	(8,575)	(21,622)
Loss before income taxes	(96,965)	(180,614)	(5,239)
(Provision for) benefit from income tax	(1,921)	3,917	(852)
Net loss	(98,886)	(176,697)	(6,091)
Net loss attributable to noncontrolling interests	—	—	123
Net loss attributable to a.k.a. Brands Holding Corp.	$(98,886)	$(176,697)	$(5,968)

Net loss per share, basic and diluted*	$(9.24)	$(16.47)	$(0.77)
Weighted average shares outstanding, basic and diluted*	10,707,024	10,726,392	7,769,281
The accompanying notes are an integral part of these consolidated financial statements
* Adjusted for the one-for-12 Reverse Stock Split. Refer to Note 14, “Stockholders’ Equity.”

a.k.a. BRANDS HOLDING CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net loss	$(98,886)	$(176,697)	$(6,091)
Other comprehensive loss:
Currency translation	(5,084)	(34,105)	(27,619)
Total comprehensive loss	(103,970)	(210,802)	(33,710)
Comprehensive loss attributable to noncontrolling interests	—	—	10,824
Comprehensive loss attributable to a.k.a. Brands Holding Corp.	$(103,970)	$(210,802)	$(22,886)
The accompanying notes are an integral part of these consolidated financial statements

a.k.a. BRANDS HOLDING CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, PARTNERS’ CAPITAL(1) AND REDEEMABLE NONCONTROLLING INTEREST
(in thousands, except share and unit data)

	Common Stock		Partnership Units		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Non-controlling Interest	Total Equity	Redeemable Noncontrolling Interest
	Shares(2)	Amount	Units	Amount
Balance as of December 31, 2020	—	—	114,167,842	108,197	727	5,839	14,138	9,983	138,884	—
Issuance of units	—	—	25,746,282	82,669	—	—	—	—	82,669	—
Noncontrolling interest from purchase of Culture Kings	—	—	—	—	—	—	—	—	—	142,718
Purchase of Petal & Pup noncontrolling interest	—	—	—	—	(10,599)	—	—	(9,599)	(20,198)	—
Purchase of Culture Kings noncontrolling interest	1,817,483	22	—	—	132,256	—	—	—	132,278	(132,278)
Reorganization transactions	7,898,363	95	(139,914,124)	(190,866)	190,771	—	—	—	—	—
Issuance of common stock upon initial public offering, net issuance costs	833,333	10	—	—	95,711	—	—	—	95,721	—
Issuance of common stock in the acquisition of mnml	171,474	2	—	—	17,303	—	—	—	17,305	—
Change in tax bases of Culture Kings’ assets related to purchase of Culture Kings’ noncontrolling interest	—	—	—	—	19,595	—	—	—	19,595	—
Equity-based compensation	—	—	—	—	8,043	—	—	—	8,043	—
Cumulative translation adjustment	—	—	—	—	—	(16,919)	—	(1,006)	(17,925)	(9,694)
Net (loss) income	—	—	—	—	—	—	(5,968)	622	(5,346)	(746)
Balance as of December 31, 2021	10,720,653	129	—	—	453,807	(11,080)	8,170	—	451,026	—
Equity-based compensation	—	—	—	—	6,730	—	—	—	6,730	—
Issuance of common stock under employee equity plans, net of shares withheld	29,933	—	—	—	123	—	—	—	123	—
Cumulative translation adjustment	—	—	—	—	—	(34,105)	—	—	(34,105)	—
Net loss	—	—	—	—	—	—	(176,697)	—	(176,697)	—
Balance as of December 31, 2022	10,750,586	129	—	—	460,660	(45,185)	(168,527)	—	247,077	—
Equity-based compensation	—	—	—	—	7,640	—	—	—	7,640	—
Issuance of common stock under employee equity plans, net of shares withheld	137,801	—	—	—	(28)	—	—	—	(28)	—
Repurchase of shares	(320,506)	(1)	—	—	(2,100)	—	—	—	(2,101)	—
Cumulative translation adjustment	—	—	—	—	—	(5,084)	—	—	(5,084)	—
Net loss	—	—	—	—	—	—	(98,886)	—	(98,886)	—
Balance as of December 31, 2023	10,567,881	$128	—	$—	$466,172	$(50,269)	$(267,413)	$—	$148,618	$—
_________
(1)Excelerate, L.P. was the predecessor entity to a.k.a. Brands Holding Corp. Refer to Note 1, “Description of Business,” for additional information.
(2)Adjusted for the one-for-12 Reverse Stock Split. Refer to Note 14, “Stockholders’ Equity.”
The accompanying notes are an integral part of these consolidated financial statements

a.k.a. BRANDS HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(98,886)	$(176,697)	$(6,091)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	7,605	6,156	2,694
Amortization expense	11,536	14,192	14,016
Amortization of inventory fair value adjustment	—	707	15,908
Amortization of debt issuance costs	624	647	607
Loss on extinguishment of debt	—	—	10,924
Lease incentives	1,596	1,722	361
Loss on disposal of businesses	1,533	—	—
Non-cash operating lease expense	7,766	9,779	6,246
Equity-based compensation	7,640	6,730	8,043
Deferred income taxes, net	(745)	(4,064)	(11,951)
Goodwill impairment	68,524	173,786	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,283)	(602)	(858)
Inventory	32,149	(16,257)	(32,131)
Prepaid expenses and other current assets	(2,789)	6,134	(11,543)
Accounts payable	7,512	(1,888)	6,038
Income taxes payable	6,214	(2,442)	(9,329)
Accrued liabilities	(13,982)	(7,419)	26,678
Returns reserve	5,566	(2,678)	3,091
Deferred revenue	522	267	7,197
Lease liabilities	(7,676)	(8,392)	(5,932)
Net cash provided by (used in) operating activities	33,426	(319)	23,968
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(5,321)	(249,302)
Purchase of noncontrolling interest	—	—	(20,198)
Purchases of intangible assets	(61)	(247)	(841)
Purchases of property and equipment	(5,970)	(19,746)	(7,734)
Net cash used in investing activities	(6,031)	(25,314)	(278,075)
Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs	—	—	96,863
Payments of costs related to initial public offering	—	(1,142)	—
Proceeds from line of credit, net of issuance costs	11,500	40,000	34,150
Repayment of line of credit	(51,500)	—	(42,204)
Proceeds from issuance of debt, net of issuance costs	—	(121)	254,134
Repayment of debt	(10,700)	(5,600)	(155,762)
Taxes paid related to net share settlement of equity awards	(191)	(104)	—
Proceeds from issuances under equity-based compensation plans	162	227	—
Proceeds from issuance of units	—	—	82,669
Repurchase of shares	(2,100)	—	—
Net cash (used in) provided by financing activities	(52,829)	33,260	269,850
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,090	(272)	(1,824)
Net change in cash, cash equivalents and restricted cash	(24,344)	7,355	13,919
Cash, cash equivalents and restricted cash at beginning of year	48,373	41,018	27,099
Cash, cash equivalents and restricted cash at end of year	$24,029	$48,373	$41,018

a.k.a. BRANDS HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$21,859	$46,319	$38,832
Restricted cash	2,170	2,054	2,186
Total cash, cash equivalents and restricted cash	$24,029	$48,373	$41,018
Supplemental disclosure of cash flow information:
Interest paid	$10,515	$6,296	$7,901
Income tax (refund received) paid, net	(4,039)	2,329	20,626
Supplemental disclosure of non-cash investing activities:
Consideration payable in connection with a business acquisition	$—	$—	$4,901
Fair value of common stock issued in connection with the purchase of mnml	—	—	17,305
Right-of-use asset additions under operating leases	8,447	22,237	4,073
Offering costs not yet paid	—	—	1,142
Debt issuance costs not yet paid	—	—	121
The accompanying notes are an integral part of these consolidated financial statements

a.k.a. BRANDS HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except share, per share data, unit, per unit data, ratios, or as noted)
Note 1. Organization and Description of Business
a.k.a. Brands Holding Corp. (together with its wholly owned subsidiaries, collectively, the “Company”), which operates under the name “a.k.a. Brands” or “a.k.a.,” is a portfolio of next-generation fashion brands for the next generation of consumers. The Company seeks to leverage its industry expertise and operational synergies to accelerate its brands so they can grow faster, reach broader audiences, achieve greater scale and enhance their profitability.
The Company is headquartered in San Francisco, California, with buying, studio, marketing, fulfillment and administrative functions primarily in Australia and the United States.
Initial Public Offering
In September 2021, the Company completed an initial public offering (the “IPO”), in which the Company issued and sold 833,333 shares of its newly authorized common stock for $132.00 per share, both as adjusted for the one-for-12 Reverse Stock Split (as defined in Note 14, “Stockholders’ Equity”), for net proceeds of $95.7 million, after deducting underwriting discounts and commissions of $6.6 million, and offering costs of $7.7 million.
Reorganization Transactions
a.k.a. Brands Holding Corp. was formed as a Delaware corporation on May 20, 2021 to be the issuer of common stock in the IPO. Excelerate, L.P. (“Excelerate”), a Cayman limited partnership, and the predecessor entity to a.k.a. Brands Holding Corp., was the holding company of the entities that owned and operated the a.k.a. businesses prior to the IPO. The equity interests of Excelerate, which included the Series A partner units and incentive units, were owned by affiliates of Summit Partners LP (“Summit”), certain other investors and certain of our executive officers and directors and other members of management.
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
As a result of the Culture Kings acquisition in March 2021 (refer to Note 3, “Acquisitions,” for additional information on the Culture Kings acquisition), Excelerate indirectly owned 55% of the equity interests in CK Holdings, LP (“CK Holdings”), which owned 100% of the Company’s Culture Kings business prior to the IPO. The remaining 45% of the equity interests in CK Holdings were held by certain minority investors. Immediately following the New Excelerate Reorganization, the Company completed a series of transactions in which the minority investors exchanged their remaining interests in CK Holdings for 1,817,483 newly issued shares of a.k.a. Brands Holding Corp.’s common stock, as adjusted for the one-for-12 Reverse Stock Split. The number of shares issued in exchange for the minority interests was determined based on the relative valuations of CK Holdings and consolidated a.k.a. at the time of the IPO.
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

In connection with the IPO, certain subsidiaries of the Company entered into a senior secured credit facility inclusive of a $100 million term loan and a $50 million revolving line of credit. The Company used borrowings under this senior secured credit facility’s term loan, together with a portion of the proceeds from the IPO, to repay the Fortress Credit Facilities in full and to redeem the Summit Notes in full and subsequently terminated them. Refer to Note 8, “Debt,” for additional information.
Historical Units
Prior to the IPO, incentive units had been issued to certain directors and members of management. These incentive units had a requirement that such shares could not participate in distributions and earnings of Excelerate until after the holders of the Series A partner units received their return of capital plus a specified threshold amount per unit. At no time prior to IPO had such threshold been met. In September 2021, in connection with the IPO, all previous ownership interests in Excelerate, held by New Excelerate and other Excelerate investors were exchanged for shares of common stock in a.k.a. Brands Holdings Corp. in direct proportion to their respective Series A partner units and incentive units, subject to a reverse split factor of 61.25%. All unit, per unit and related information presented in the accompanying consolidated financial statements have been retroactively adjusted, where applicable, to reflect the impact of the split of units held by New Excelerate investors into a proportionate amount of shares of a.k.a. Brands Holdings Corp.’s common stock. The terms of the incentive units remained unchanged and individual holders of such units will only be entitled to participate in the distributions and earnings of New Excelerate once the holders of the Series A partner units receive their return of capital plus a specified threshold amount per unit. However, as New Excelerate was issued shares of common stock in direct proportion to its combined Series A partner units and incentive units, New Excelerate will participate in all distributions and returns of the Company in relation to the total amount of shares of a.k.a. Brands Holdings Corp.’s common stock that it holds.
Prior to the IPO, the Company used the two-class method in calculating earnings per unit and had not deemed the incentive units to be potentially dilutive because such shares cannot participate in distributions and earnings of the Company until after the Series A units receive their return of capital plus a specified threshold amount per unit, and such threshold had not been met. Accordingly, basic and diluted earnings per share presented on the consolidated statements of income for all periods prior to the IPO are the same. Post-IPO, the common stock held by New Excelerate includes shares issued in proportion to the ownership interests in respect to the incentive units. Therefore, the impact of the incentive unit ownership is included in the common stock issued and outstanding after the IPO.
Note 2. Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the balances of the Company and all of its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
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
As of December 31, 2023 and 2022, the Company had $9.3 million and $21.7 million, respectively, on deposit in banks outside of the United States.

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity (at date of purchase) of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of demand deposits and receivables from third-party credit card processors. Cash equivalents are carried at cost, which approximates fair value.
Restricted Cash
Restricted cash primarily relates to amounts held by counterparties as collateral under various lease agreements. Restricted cash is presented separately from cash and cash equivalents on the accompanying consolidated balance sheets.
Accounts Receivable
Accounts receivable consists of trade accounts receivable that are reported net of an allowance for doubtful accounts. The Company had $0.2 million in allowance for doubtful accounts as of December 31, 2023. The Company had no allowance for doubtful accounts as of December 31, 2022.
Inventory, Net
Inventories are accounted for using an average cost method and are valued at the lower of cost or net realizable value. Cost of inventory includes import duties and other taxes and transport and handling costs. The Company records a provision for excess and obsolete inventory to adjust the carrying value of inventory based on assumptions regarding future demand for the Company’s products.
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
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist primarily of advance payments on inventory to be delivered from vendors, security deposits, prepaid packaging and insurance.
Deferred Offering Costs
Deferred offering costs consisted primarily of legal, accounting and other fees related to the IPO, which were recorded in prepaid expenses and other current assets on the consolidated balance sheets prior to the IPO. After the completion of the IPO in September 2021, deferred offering costs of $7.7 million were reclassified to stockholders’ equity and recorded net against the proceeds from the IPO.
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
Goodwill and Intangible Assets
Assets acquired and liabilities assumed are measured at fair value as of the acquisition date. Goodwill, which has an indefinite useful life, represents the excess of the purchase price over the fair value of the net assets acquired, including the amount assigned to identifiable intangible assets. The primary drivers that generate goodwill are the value of synergies between the acquired entities and the Company and the acquired assembled workforce, neither of which qualifies as a separately identifiable intangible asset. As of December 31, 2023 and 2022, the Company had goodwill of $94.9 million and $167.7 million, respectively.
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

In 2023, the Company concluded that the carrying value of the Culture Kings and Petal & Pup reporting units exceeded their fair values as of August 31, 2023. As a result, the Company recorded a non-cash goodwill impairment charge of $68.5 million during the third quarter of 2023. As part of the annual goodwill impairment test conducted in the fourth quarter of 2022, the Company concluded that the carrying value of the Company’s Culture Kings and Rebdolls reporting units exceeded their fair values and recorded a total non-cash goodwill impairment charge of $173.8 million during the year ended December 31, 2022. Refer to Note 6, “Goodwill,” for further information. No goodwill impairment was recorded for the year ended December 31, 2021.
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
No impairment losses related to finite-lived intangible assets or property and equipment were recognized during the years ended December 31, 2023, 2022 and 2021.
Leases
The Company generally leases office space, warehouse facilities and stores under non-cancellable agreements. Upon each agreement’s commencement date, the Company determines if the agreement is part of an arrangement that is or that contains a lease, determines the lease classification and recognizes right-of-use assets and lease liabilities for all leases with the exception of leases with terms of 12 months or less. The Company accounts for lease and non-lease components as a single lease component. Operating lease right-of-use assets are classified as long-term assets in the consolidated balance sheets. Operating lease liabilities are classified as current lease liabilities and long-term lease liabilities based on when lease payments are due. The Company’s lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms as well as payments for common area maintenance and administrative services. As of December 31, 2023 and 2022, the Company did not have material finance lease arrangements.
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

Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are recorded net on the balance sheet. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
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
Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. As of December 31, 2023, there are no known uncertain tax positions.
Equity-based Compensation
Restricted Stock Units and Stock Options
The Company has granted equity-based awards in the form of restricted stock units and stock options to employees. Equity-based compensation expense related to these equity-based awards is recognized based on the fair value of the awards granted. The Company estimates the fair value of restricted stock unit awards granted based upon the closing price of the Company’s common stock on the grant date. The Company estimates the fair value of stock option awards granted using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the fair value of the underlying shares of the Company’s common stock, the risk-free interest rate, the expected volatility of the price of the Company’s common stock, the expected dividend yield of the Company’s common stock and the expected term of the equity award. The assumptions used to determine the fair value of the equity awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. The related equity-based compensation expense is recognized on a straight-line basis over the requisite service period of the awards, which is generally three or four years. The Company accounts for forfeitures as they occur.
These assumptions and estimates are as follows:
•Risk-Free Interest Rate. The risk-free interest rate for the expected term of the equity award is based on the U.S. Treasury yield curve in effect at the time of the grant.
•Expected Volatility. Until the Company has sufficient trading history for its common stock, the expected volatility is estimated by taking the average historic stock price volatility for industry peers, consisting of several public companies in the Company’s industry which are either similar in size, stage of life cycle or financial leverage, over a period equivalent to the expected term of the awards.
•Expected Dividend Yield. The Company has never declared or paid any cash dividends and does not currently plan to pay cash dividends in the foreseeable future. As a result, an expected dividend yield of zero percent is used.

•Expected Term. For stock options, the expected term represents the period that a stock option award is expected to be outstanding. The Company has limited historical exercise data from which to derive expected term input assumptions. Consequently, the Company calculates expected term using the Securities and Exchange Commission’s simplified method whereby the expected term of a stock option award is equal to the average of the award's contractual term and vesting term.
The Company will continue to use judgment in evaluating the assumptions related to its equity-based compensation on a prospective basis.
Partnership Units Valuations
For the partnership units granted prior to IPO, the Company relied on valuations prepared by an independent third-party valuation firm in accordance with the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately-Held Company Equity Securities Issued as Compensation. Such valuations were aligned with the Company’s internal valuation approach. Subsequent to the IPO, it is no longer necessary for the Company to estimate the fair value of partnership units, as no further incentive partnership unit awards will be granted. See Note 13, “Equity-based Compensation,” for additional information.
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
Foreign Currencies
The functional currency for the Company and its United States and Cayman subsidiaries is the United States dollar, while the functional currency for the Company’s Australian subsidiaries is the Australian dollar. For those subsidiaries, the assets and liabilities are translated into U.S. dollars at the exchange rates in effect at the balance sheet date for assets and liabilities and an average rate for each period for revenues and expenses. Translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in the consolidated statements of stockholders’ equity.
Transactions denominated in a currency other than the functional currency of the entity involved give rise to foreign currency remeasurement gains and losses, which are included in other expense on the consolidated statements of income. Foreign currency transaction losses were $0.8 million, $1.6 million and $1.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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

Revenue Recognition
Revenue is primarily derived from the sale of apparel merchandise through the Company’s online websites, stores, third-party marketplaces and, when applicable, shipping revenue.
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
The Company generally provides refunds for goods returned within 30 to 45 days from the original purchase date. A returns reserve is recorded by the Company based on historical refund experience with a corresponding reduction of sales and cost of sales. The sales return reserve was $9.6 million and $4.0 million as of December 31, 2023 and 2022, respectively.
The following table presents a summary of the Company’s sales return reserve:

	December 31,
	2023	2022
Beginning balance	$3,968	$6,887
Returns	(101,025)	(101,716)
Allowance	106,667	98,797
Ending balance	$9,610	$3,968

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
Revenue recognized in net sales on breakage of gift cards and online credit for the years ended December 31, 2023, 2022 and 2021 was $1.6 million, $0.2 million and $0.5 million, respectively.
The following table presents the disaggregation of the Company’s net sales by geography, based on customer address:

	Year Ended December 31,
	2023	2022	2021
United States	$315,496	$312,977	$270,028
Australia/New Zealand	202,777	268,873	265,365
Rest of world	27,985	29,888	26,798
Total	$546,258	$611,738	$562,191
Cost of Sales
Cost of sales consists of the purchase price of merchandise sold to customers and includes import duties and other taxes, freight-in, defective merchandise returned from customers, inventory write-offs and other miscellaneous shrinkage.

Selling Expenses
Selling expenses consist of costs incurred in operating and staffing the fulfillment centers and stores, costs attributable to inspecting and warehousing inventory, picking, packaging and preparing customer orders for shipment, customer service, shipping and other transportation costs incurred in delivering merchandise to customers and customers returning merchandise, merchant processing fees and shipping supplies. The amount of shipping and handling costs included in selling expenses, inclusive of outbound shipping and returned freight costs, was $69.3 million, $80.5 million and $70.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
General and Administrative
General and administrative expenses consist primarily of payroll and related benefit costs and equity-based compensation expense for employees involved in general corporate functions, including merchandising, marketing and technology; costs associated with the use by those functions of facilities and equipment, including depreciation, rent and other occupancy expenses; professional services; and amortization associated with the Company’s intangible assets, including acquired brand names, customer relationships and trademarks.
Other Expense, Net
Other expense, net, consists primarily of interest expense of $11.2 million, $7.0 million and $9.5 million for the years ended December 31, 2023, 2022 and 2021, respectively, foreign currency losses of $0.8 million, $1.6 million and $1.7 million for the years ended December 31, 2023, 2022 and 2021, respectively, and $10.9 million of loss on extinguishment of debt for the year ended December 31, 2021.
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
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard requires disclosure of significant segment expenses and other segment items by reportable segment. This ASU becomes effective for annual periods beginning in 2024 and interim periods in 2025. The Company is assessing the impact of this ASU.
In December 2023, FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which will require incremental income tax disclosures on an annual basis for all public entities. The amendments require that public business entities disclose specific categories in the rate reconciliation and provide additional information for reconciling items meeting a quantitative threshold. The amendments also require disclosure of income taxes paid to be disaggregated by jurisdiction, and disclosure of income tax expense disaggregated by federal, state and foreign. ASU 2023-09 is effective for annual reporting beginning with the fiscal year ending December 31, 2025. The Company is currently evaluating the incremental disclosures that will be required in the Company’s consolidated financial statements.

Note 3. Acquisitions
Culture Kings
On March 31, 2021, pursuant to a share sale agreement, the Company, through its subsidiary CK Holdings, acquired a 55% ownership stake in Culture Kings. The previous shareholders of Culture Kings retained a 45% noncontrolling interest in Culture Kings by receipt of an equity interest in CK Holdings. The Company recognized goodwill as the excess of the fair value of the total purchase consideration and noncontrolling interests over the net fair value of the identifiable assets acquired and the liabilities assumed. The purchase price consisted of AUD $307.4 million ($235.9 million) in cash consideration and noncontrolling interest with a fair value of AUD $186.0 million ($142.7 million). In connection with the IPO, the Company completed a series of transactions in which the minority investors exchanged their interests in CK Holdings for newly issued shares of the Company’s common stock.
Culture Kings is focused on street apparel aimed at the young adult age group and has a combination of online sales as well as stores based in Australia. Culture Kings expanded the Company’s consumer market to include male consumers and further expanded the Company’s presence in the United States.
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
Total acquisition costs incurred by the Company in connection with its purchase of Culture Kings primarily related to third-party legal, accounting and tax diligence fees, which were $3.3 million. These costs are recorded in general and administrative expenses in the consolidated statements of income for the year ended December 31, 2021.
Goodwill of $264.5 million, none of which is deductible for tax purposes, represents the excess purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed. The goodwill arising from the acquisition consists largely of anticipated synergies related to combining Culture Kings with the Company’s existing operations. See Note 6, “Goodwill,” for additional information about goodwill impairment.
The fair value of the noncontrolling interest was determined by measuring the fair value of the subsidiaries’ identifiable assets and liabilities at the date of acquisition, adjusted for a discount to factor the non-marketable, noncontrolling holding.
The noncontrolling interest in Culture Kings contained a put right whereby the minority investors could have caused CK Holdings to purchase all of their units at a per unit price equal to six times the EBITDA of CK Holdings, calculated as of the twelve-month period ending on the end of the most recent fiscal quarter. The put right was only exercisable after December 31, 2023. In accordance with ASC 810, Consolidation, as this put right was redeemable outside of the Company’s control, the noncontrolling interest was classified outside the permanent equity section of the Company’s consolidated balance sheets prior to the IPO. In connection with the IPO, the Company completed a series of transactions in which the CK Holdings minority investors exchanged their interests in CK Holdings for newly issued shares of the Company’s common stock, thereby eliminating the noncontrolling interest classified outside of permanent equity.
Since the date of acquisition, March 31, 2021, the results of Culture Kings have been included in the Company’s consolidated results. For the year ended December 31, 2021, Culture Kings’ net sales of $196.5 million and a net loss of $(5.9) million are included in the accompanying consolidated statements of income.
The unaudited pro forma financial information below is presented to illustrate the estimated effects of the acquisition of Culture Kings and the associated financing as if they had occurred on January 1, 2020:

Year Ended December 31, 2021
Net sales	$613,390
Net income attributable to a.k.a. Brands Holding Corp.	16,781
Net income per share, basic and diluted:	$2.07
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

mnml
On October 14, 2021, the Company acquired all of the equity interests of Third Estate LLC (“mnml”) for total consideration of $46.1 million, including cash consideration of $28.2 million, net of cash acquired of $0.6 million, and subject to working capital adjustments. The remaining consideration of $17.3 million was paid in the form of 171,474 shares of the Company’s common stock. mnml is an LA-based streetwear brand that offers competitively priced on-trend wardrobe staples. This acquisition allowed the Company to continue its growth into the U.S. market and provides opportunities for customer cross-sell.
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

The results of operations of mnml are included in the Company’s consolidated statements of income beginning October 14, 2021. For the year ended December 31, 2021, mnml’s net sales of $11.6 million and net income attributable to the Company of $1.0 million are included in the accompanying consolidated statements of income. Goodwill of $30.0 million, none of which is deductible for tax purposes, represents the excess purchase price over the estimated fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed. The goodwill arising from the acquisition consists largely of anticipated synergies related to combining mnml with the Company’s existing operations.
Total acquisition costs incurred by the Company in connection with the purchase primarily related to third-party legal, accounting and tax diligence fees, which were $1.3 million. These costs are recorded in general and administrative expenses in the consolidated statement of income for the year ended December 31, 2021.

Purchase of Noncontrolling Interests
Immediately following the New Excelerate Reorganization (as described in Note 1, “Organization and Description of Business”), the Company completed a series of transactions in which the CK Holdings minority investors exchanged their interests in CK Holdings for 1,817,483 newly issued shares of a.k.a. Brands Holding Corp.’s common stock, as adjusted for the one-for-12 Reverse Stock Split. The number of shares issued in exchange for the minority interests was determined based on the relative valuations of CK Holdings and a.k.a. Brands Holding Corp.’s consolidated group at the time of the IPO. This exchange resulted in the elimination of the noncontrolling interest in Culture Kings, with a value of $132.3 million, and an increase in additional paid-in capital with a nominal amount recorded as common stock at a value of $0.001 per issued share in the exchange. Following the completion of this transaction, CK Holdings became a wholly-owned subsidiary of a.k.a. Brands Holding Corp.
The Company had historically owned 66.7% of the equity interests in P&P Holdings, which operated the Company’s Petal & Pup business prior to the IPO. The remaining 33.3% of the equity interests in P&P Holdings were held by certain minority investors. On August 19, 2021, the Company repurchased approximately 6.0% of the equity held by the P&P minority investors for AUD $5.0 million. In connection with the completion of the IPO, the Company used a portion of the net proceeds from the IPO to fund the acquisition of the remaining 27.3% of the equity interests in P&P Holdings then owned by the P&P minority investors for cash of approximately AUD $22.8 million. As a result of the transaction, noncontrolling interest of $9.6 million was eliminated and the $10.6 million paid in excess of the noncontrolling interest was recorded as a reduction to additional paid-in capital. Following the completion of this purchase, P&P Holdings became a wholly-owned subsidiary of the Company.
Rebdolls
In March 2023, the Company completed the sale of its Rebdolls reporting unit back to its founder. Upon close of the transaction, the Company recorded a pre-tax loss of $1.0 million in other expense, net in its condensed consolidated statements of income in the first quarter of fiscal year 2023. As part of the sale, the Company retained an 18% economic interest in Rebdolls but retained no further rights related to Rebdolls. Such investment was determined to have no value, as recovery of any amount was deemed remote.
Note 4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets are comprised of the following:

	December 31,
	2023	2022
Security deposits	$610	$2,945
Inventory prepayments	4,982	3,067
Other	10,254	7,366
Total prepaid expenses and other current assets	$15,846	$13,378
Note 5. Property and Equipment, Net
Property and equipment, net is comprised of the following:

	December 31,
	2023	2022
Furniture and fixtures	$2,439	$2,367
Machinery and equipment	6,008	5,188
Computer equipment and capitalized software	7,531	6,015
Leasehold improvements	27,680	24,816
Total property and equipment	43,658	38,386
Less accumulated depreciation	(16,504)	(9,428)
Total property and equipment, net	$27,154	$28,958
Total depreciation expense for the years ended December 31, 2023, 2022 and 2021 was $7.6 million, $6.2 million and $2.7 million, respectively.

Note 6. Goodwill
The carrying value of goodwill, as of December 31, 2023 and 2022, was $94.9 million and $167.7 million, respectively. In August 2023, due to elevated interest rates and unfavorable demand in Australia, the Company reduced its forecasts and expectations for the Culture Kings and Petal & Pup reporting units. This reduction was identified as a triggering event and a subsequent quantitative test concluded that the carrying value of the Culture Kings and Petal & Pup reporting units exceeded their fair values as of August 31, 2023. As a result, the Company recorded a non-cash goodwill impairment charge of $68.5 million during the third quarter of 2023. As of December 31, 2023, $11.3 million of goodwill related to Petal & Pup remained on the consolidated balance sheet, while the goodwill related to Culture Kings was fully impaired. Additionally, as of the testing date, the estimated fair value of the mnml reporting unit exceeded the carrying value by 1.4% and the carrying value of the related goodwill was $30.0 million. Holding all other assumptions used in the fair value measurement of the mnml reporting unit constant, a 2% increase in the selected discount rate would result in impairment.
As part of the annual goodwill impairment test conducted in the fourth quarter of 2022, the Company determined that the carrying value of its Culture Kings and Rebdolls reporting units exceeded their fair values and recorded a total non-cash goodwill impairment charge of $173.8 million during the year ended December 31, 2022. The worsening economic trends in the fourth quarter of 2022, including continued inflation and rising interest rates, as well as unfavorable demand due to changing customer preferences towards a mix of online and physical store shopping led the Company to lower its earnings forecasts and expectations for the Culture Kings and Rebdolls reporting units, driving the reduction in their fair values.
The goodwill of acquired companies is primarily related to expected improvements in technology performance and functionality, as well as sales growth from future product and service offerings and new customers, together with certain intangible assets that do not qualify for separate recognition. The goodwill of acquired companies is generally not deductible for tax purposes.
The following table summarizes goodwill activity:

Balance as of December 31, 2021	$363,305
Impairment	(173,786)
Changes in foreign currency translation	(21,788)
Balance as of December 31, 2022	167,731
Impairment	(68,524)
Changes in foreign currency translation	(4,309)
Balance as of December 31, 2023	$94,898
Note 7. Intangible Assets
The gross amounts and accumulated amortization of acquired identifiable intangible assets with finite useful lives as of December 31, 2023 and 2022, included in intangible assets, net in the accompanying consolidated balance sheets, are as follows:

	December 31,
	Useful life	Weighted Average Amortization Period 2023	2023	Weighted Average Amortization Period 2022	2022
Customer relationships	4 years	1.2 years	$21,640	2.0 years	$21,703
Brands	10 years	6.9 years	84,023	7.9 years	84,278
Trademarks	5 years	1.3 years	107	2.3 years	107
Total intangible assets			105,770		106,088
Less accumulated amortization			(41,448)		(29,983)
Total intangible assets, net			$64,322		$76,105
Amortization of acquired intangible assets with finite useful lives is included in general and administrative expenses and was $11.5 million, $14.2 million and $13.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Future estimated amortization expense for acquired identifiable intangible assets is as follows:

Year ending December 31:
2024	$10,263
2025	9,553
2026	8,749
2027	8,402
2028	7,533
Thereafter	19,822
Total amortization expense	$64,322
Note 8. Debt
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
Polly Holdco also issued $25.0 million in senior subordinated notes to certain debt funds of Summit, a related party of the Company (refer to Note 17, “Related Party Transactions,” for additional information). The combined term loan and senior subordinated notes provided the Company with $144.1 million, net of loan fees of approximately $5.9 million.
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
Senior Secured Credit Facility
On September 24, 2021, in connection with the closing of the IPO, certain subsidiaries of the Company entered into a senior secured credit facility comprised of a $100.0 million term loan and a $50.0 million revolving line of credit, as well as an option for additional term loan of up to $50.0 million through an accordion feature. The senior secured credit facility also allows for the issuance of one or more letters of credit from time to time by syndicate lenders. Effective April 4, 2023, the Company modified its senior secured credit facility under existing contractual provisions to yield interest based on interest rates based on Term SOFR, as defined in the credit agreement for the senior secured credit facility (the “Credit Agreement”). Key terms and conditions of each facility were as follows:
•The $100.0 million term loan matures five years after closing and requires the Company to make amortized annual payments of 5.0% during the first and second years, 7.5% during the third and fourth years and 10.0% during the fifth year with the balance of the loan due at maturity. Borrowings under the term loan accrue interest at Term SOFR plus an applicable margin dependent upon our net leverage ratio, as defined in the Credit Agreement. The highest interest rate under the agreement occurs at a net leverage ratio of greater than 2.75x, yielding an interest rate of Term SOFR plus 3.25%.
•The $50.0 million revolving line of credit, which matures five years after closing, accrues interest at Term SOFR plus an applicable margin dependent upon our net leverage ratio. The highest interest rate under the Credit Agreement occurs at a net leverage ratio of greater than 2.75x, yielding an interest rate of Term SOFR plus 3.25%. Additionally, a margin fee of 25-35 basis points is assessed on unused amounts under the revolving line of credit, subject to adjustment based on our net leverage ratio.
•The $50.0 million accordion feature allows the Company to enter into additional term loan borrowings at terms to be agreed upon at the time of issuance, but on substantially the same basis as the original term loan, which includes the requirement to make amortized annual payments at the same cadence as that of the original term loan.

The senior secured credit facility requires that the Company maintain a maximum total net leverage ratio of 3.50 to 1.00 as of the last day of any fiscal quarter, beginning with the fiscal quarter ended December 31, 2021 through maturity. The senior secured credit facility also requires that the Company maintain a minimum fixed charge coverage ratio of 1.25 to 1.00 as of the last day of any fiscal quarter, beginning with the fiscal quarter ended December 31, 2021 through maturity. In the event that the Company fails to comply with the financial covenant, the Company will have the option to make certain equity contributions, directly or indirectly, to cure any non-compliance with such covenant, subject to certain other conditions and limitations. Beginning with the fiscal year ending December 31, 2022, and continuing annually thereafter, the Company is required to make a mandatory prepayment as a percentage of excess cash flows, as defined in the Credit Agreement, in the period based on the Company triggering certain net debt leverage ratios. Specifically, a mandatory prepayment of 50% of excess cash flows is required if the Company’s net leverage ratio exceeds 2.75x, and a mandatory prepayment of 25% of excess cash flows is required if the Company’s net leverage ratio is greater than or equal to 2.25x. As of December 31, 2023, the Company was in compliance with all debt covenants.
The Company incurred $2.7 million of debt issuance costs in relation to the senior secured credit facility. Of this, $0.9 million related to the revolving credit facility and was capitalized and included in prepaid and other current assets as deferred financing costs to be amortized over the life of the facility, or 5 years. The remaining $1.8 million of debt issuance costs related to the term loan and is presented net of outstanding debt in long term debt on the balance sheet. Debt issuance costs are amortized over the life of the outstanding debt, using the effective interest rate method.
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
In October 2023 and November 2023, the Company borrowed $5.5 million and $6.0 million, respectively, under the revolving line of credit at an initial applicable interest rate of 8.70% and 8.69%, respectively, with final payoffs due on September 24, 2026. During the year ended December 31, 2023, the Company voluntarily repaid all of the outstanding amount owed under its revolving line of credit and made an early prepayment of $5.1 million of the outstanding amount owed under its term loan in addition to required quarterly repayments.
As of December 31, 2023, the all-in rate (Term SOFR plus the applicable margin) for the Company’s term loan and borrowings under the revolving line of credit was 8.47%.
Total Debt and Interest
Outstanding debt consisted of the following:

	December 31,
	2023	2022
Term loan	$94,450	$105,150
Revolving credit facility	—	40,000
Capitalized debt issuance costs	(1,056)	(1,501)
Total debt	93,394	143,649
Less: current portion	(3,300)	(5,600)
Total long-term debt	$90,094	$138,049

Interest expense, which included the amortization of debt issuance costs, totaled $11.2 million, $7.0 million and $9.5 million for the years ended December 31, 2023, 2022 and 2021, respectively. Additionally, as of December 31, 2023, the Company had $1.3 million of outstanding letters of credit.
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
The Company’s operating lease costs were as follows:

	Year Ended December 31,
	2023	2022	2021
Operating lease costs	$10,005	$8,890	$5,823
Variable lease costs	944	609	343
Short-term lease costs	385	430	136
Total lease costs	$11,334	$9,929	$6,302
The Company does not have any sublease income and the Company’s lease agreements do not contain any residual value guarantees or material restrictive covenants.
Supplemental cash flow information relating to the Company’s operating leases was as follows:

	Year Ended December 31,
	2023	2022	2021
Cash paid for operating lease liabilities	$8,421	$6,027	$5,490
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	8,447	22,237	4,073
Other information relating to the Company’s operating leases was as follows:

	As of December 31,
	2023	2022
Weighted-average remaining lease term	6.4 years	7.4 years
Weighted-average discount rate	5.1%	4.3%

As of December 31, 2023, the maturities of operating lease liabilities were as follows:

2024	$9,452
2025	9,083
2026	7,507
2027	5,851
2028	4,762
Thereafter	13,633
Total remaining lease payments	50,288
Less: imputed interest	7,434
Total operating lease liabilities	42,854
Less: current portion	(7,510)
Long-term operating lease liabilities	$35,344
Note 10. Income Taxes
Loss before income taxes consisted of the following:

	Year Ended December 31,
	2023	2022	2021
United States	$(8,904)	$(7,586)	$(245)
Foreign	(88,061)	(173,028)	(4,994)
Loss before income taxes	$(96,965)	$(180,614)	$(5,239)
The components of the provision for (benefit from) income taxes consisted of the following:

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$1,496	$1,059	$2,631
State	649	354	733
Foreign	465	(1,208)	7,828
Total	2,610	205	11,192
Deferred:
Federal	(2,305)	(2,325)	(579)
State	467	(126)	(42)
Foreign	1,149	(1,671)	(9,719)
Total	(689)	(4,122)	(10,340)
Provision for (benefit from) income taxes	$1,921	$(3,917)	$852

The (benefit from) provision for income taxes differs from the tax computed using the statutory U.S. federal income tax rate of 21% as a result of the following items:

	Year Ended December 31,
	2023	2022	2021
(Benefit from) provision for income taxes at U.S. statutory rate	$(20,363)	$(37,929)	$(1,100)
State income taxes, net of federal income tax benefit	512	250	546
Permanent differences	555	266	1,121
Foreign tax rate differential	(8,220)	(14,900)	(886)
Transaction costs	—	—	(477)
Equity-based compensation	1,082	860	1,689
Goodwill impairment	21,444	51,990	—
Change in valuation allowance	6,987	—	—
Change in tax basis of Culture Kings’ inventory and intangibles	—	(2,233)	—
Intra-entity transfer of certain intellectual property rights	—	(1,030)	—
Other	(76)	(1,191)	(41)
Provision for (benefit from) income taxes	$1,921	$(3,917)	$852
The foreign tax rate differential relates to differences between the income tax rates in effect in the foreign countries in which the Company operates, in particular Australia where the corporate tax rate is 30%.
The components of net deferred tax assets (liabilities) were as follows:

	Year Ended December 31,
	2023	2022
Deferred tax assets:
Transaction costs	$843	$1,327
Property and equipment	1,678	1,217
Accruals and reserves	5,201	3,155
Lease liabilities	11,391	10,601
Asset retirement obligation	165	348
Inventory	2,427	273
Foreign exchange gains / losses	1,078	150
Interest limitation	1,034	551
Loss carryforwards	10,472	6,874
Other	387	—
Subtotal	34,676	24,496
Less: Valuation allowance	(12,158)	(4,755)
Total deferred tax assets	22,518	19,741
Deferred tax liabilities:
Property and equipment	(2,427)	—
Intangible assets	(6,850)	(8,372)
Right-of-use assets	(11,472)	(10,668)
Foreign exchange gains / losses	(200)	—
Other	—	85
Total deferred tax liabilities	(20,949)	(18,955)
Net deferred assets	$1,569	$786

The Company had gross deferred tax assets of $34.7 million and $24.5 million and gross deferred tax liabilities of $20.9 million and $19.0 million at December 31, 2023 and 2022, respectively. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. When weighing all available evidence associated with the realizability of its deferred tax assets, in particular, uncertainties related to the future generation of taxable income, the recent negative trends in the Australian market and cumulative losses in the Australian market, the Company determined that it was not “more likely than not” that it would be able to realize the tax benefits associated with certain of its net deferred tax assets. Based on this evaluation, a full valuation allowance of $11.8 million has been recorded on the net deferred tax assets in the Company’s Australian business. Additionally, a full valuation allowance of $0.4 million has been recorded on the U.S. capital loss carryforward related to the sale of Rebdolls in March 2023. For the year ended December 31, 2023, the valuation allowance increased by $7.4 million, primarily due to incremental net operating losses in Australia that were not considered realizable.
As of December 31, 2023, the Company had a $26.0 million Australian net operating loss carryforward and a $15.8 million Australian capital loss carryforward, as well as a U.S. capital loss carryforward of $1.7 million on the sale of Rebdolls. As of December 31, 2022, the Company had a $7.1 million Australian net operating loss carryforward and a $15.8 million Australian capital loss carryforward on the intra-entity transfer of certain intellectual property rights from Australia to the U.S. The net operating loss and capital loss carryforwards have no expiration.
The Company has not provided deferred taxes on unremitted earnings attributable to foreign subsidiaries that have been considered permanently reinvested. As of December 31, 2023, there are no unremitted earnings from these operations.
As of December 31, 2023 and 2022, the Company had no uncertain tax positions.
The Company is subject to taxation in the United States, Cayman Islands and Australia. For U.S. federal income tax purposes, 2020 and later tax years remain open for examination by the tax authorities under the normal three-year statute of limitations. For major U.S. states, 2019 and later tax years remain open for examination by the tax authorities under a four-year statute of limitations. For Australia, 2019 and subsequent tax years remain subject to examination.
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
Note 11. Accrued Liabilities
Accrued liabilities consisted of the following:

	December 31,
	2023	2022
Accrued salaries and other benefits	$8,428	$10,569
Accrued freight costs	3,976	5,064
Sales tax payable	4,955	15,999
Accrued marketing costs	2,885	2,566
Accrued professional services	909	2,509
Other accrued liabilities	4,070	3,099
Total accrued liabilities	$25,223	$39,806
Note 12. Deferred Revenue
Deferred revenue consisted of the following:

	December 31,
	2023	2022
Gift cards	$11,303	$10,829
Other	479	592
Total deferred revenue	$11,782	$11,421

Note 13. Equity-based Compensation
Incentive Plans
2021 Omnibus Incentive Plan
In September 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Omnibus Incentive Plan (the “2021 Plan”) which became effective in connection with the IPO. The 2021 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units and other forms of equity and cash compensation. A total of 408,355 shares of the Company’s common stock, as adjusted for the one-for-12 Reverse Stock Split, were initially reserved for issuance under the 2021 Plan. The number of shares of common stock reserved and available for issuance under the 2021 Plan automatically increases on January 1 of each year by 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the compensation committee of the Company’s board of directors. On May 30, 2023, the Company’s stockholders approved an amendment to the 2021 Plan to increase the number of shares available for issuance under the 2021 Plan by 833,333 shares of the Company’s common stock, as adjusted for the one-for-12 Reverse Stock Split. As of December 31, 2023, there were 1,456,396 shares reserved for issuance under the 2021 Plan, as adjusted for the one-for-12 Reverse Stock Split.
2021 Employee Stock Purchase Plan
In September 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Employee Stock Purchase Plan (the “ESPP”) which became effective in connection with the IPO. A total of 102,088 shares of the Company’s common stock, as adjusted for the one-for-12 Reverse Stock Split, were initially reserved for issuance under the ESPP. The number of shares reserved and available for issuance under the ESPP automatically increases on January 1 of each year by 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the compensation committee of the Company’s board of directors. As of December 31, 2023, there were 316,797 shares reserved for issuance under the ESPP, as adjusted for the one-for-12 Reverse Stock Split.
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
2018 Stock and Incentive Compensation Plan
Prior to the IPO, the 2018 Stock and Incentive Compensation Plan, as amended (the “2018 Plan”), provided for the issuance of time-based incentive units and performance-based incentive units issued by Excelerate (the predecessor entity of a.k.a. Brands Holding Corp.). In connection with the reorganization transactions and the IPO, all of the equity interests in Excelerate, including outstanding incentive units issued as equity-based compensation under the 2018 Plan, were transferred to New Excelerate. The incentive units issued under the 2018 Plan participate in distributions from New Excelerate, but only after investors receive their return of capital plus a specified threshold amount per unit. The total incentive pool size under the 2018 Plan was 16,475,735 units. The 2018 Plan was terminated in September 2021 in connection with the IPO but continues to govern the terms of outstanding incentive units that were granted prior to the IPO. No further incentive units will be granted under the 2018 Plan.

Grant Activity
Stock Options
The 2021 Plan provides for the issuance of incentive and nonqualified stock options. Under the 2021 Plan, the exercise price of a stock option shall not be less than the fair market value of one share of the Company’s common stock on the date of grant. Stock options have a contractual term, the period during which they are exercisable, not to exceed ten years from the date of grant, and generally vest over time, based on performance or based on the achievement of a market condition. In September 2023, an award, including 416,667 performance-based stock options (the “Bryett Award”), was issued to Wesley Bryett, a member of the Company’s board of directors, co-founder of Princess Polly and the Global CEO of Culture Kings. This award expires after ten years, or upon the termination of Mr. Bryett’s service to the Company, and includes four tranches of stock options that will vest and become exercisable based upon the achievement of various common stock price targets. The weighted average exercise price for the options in the Bryett Award is $109.27. Each tranche of stock options has a different derived service period, the average of which is approximately 5.5 years. As of December 31, 2023, no options issued as part of the Bryett Award had vested, the options held no intrinsic value, and total unrecognized compensation cost related to the Bryett Award was $1.1 million which is expected to be recognized over 5.2 years.
A summary of the Company's time-based stock option activity under the 2021 Plan for the years ended December 31, 2023, 2022 and 2021, as adjusted for the one-for-12 Reverse Stock Split, is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance as of December 31, 2021	22,752	$114.00	9.73	$—
Granted	19,536	47.64
Exercised	—	—
Forfeited/Repurchased	—	—
Balance as of December 31, 2022	42,288	83.36	9.04	—
Granted	—	—
Exercised	—	—
Forfeited/Repurchased	(2,468)	114.00
Balance as of December 31, 2023	39,820	81.47	8.06	—
Vested as of December 31, 2023	22,503	82.70	8.05	—
As of December 31, 2023, there was $0.7 million of total unrecognized compensation cost related to unvested time-based stock options issued under the 2021 Plan, which is expected to be recognized over a weighted average period of 1.5 years.
The assumptions that the Company used to determine the grant date fair value of time-based stock options granted under the 2021 Plan during the year ended December 31, 2022, were as follows, presented on a weighted-average basis:

Year Ended December 31, 2022
Risk free interest rate	2.96%
Expected volatility	65.34%
Expected dividend yield	—%
Expected term	5.85 years

Restricted Stock Units
The 2021 Plan provides for the issuance of restricted stock units (“RSUs”). RSUs issued prior to March 31, 2022, vest over four years while all RSUs issued after that date vest over three years.
A summary of the Company's RSU activity under the 2021 Plan for the years ended December 31, 2023, 2022 and 2021, as adjusted for the one-for-12 Reverse Stock Split, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of December 31, 2021	76,290	$120.48
Granted	325,967	21.36
Vested	(21,911)	118.20
Forfeited/Repurchased	(12,834)	116.40
Balance as of December 31, 2022	367,512	32.81
Granted	387,067	7.87
Vested	(130,550)	34.20
Forfeited/Repurchased	(45,116)	34.79
Balance as of December 31, 2023	578,913	$15.67
As of December 31, 2023, there was $8.3 million of total unrecognized compensation cost related to unvested RSUs issued under the 2021 Plan, which is expected to be recognized over a weighted average period of 1.9 years.
Incentive Units
The 2018 Plan provided for the issuance of time-based incentive units and performance-based incentive units. Time-based incentive units generally vest over four years. Performance-based incentive units vested upon the satisfaction of the performance condition as described further below.
Time-Based Incentive Partnership Units
The following table summarizes time-based incentive unit activity under the 2018 Plan for the years ended December 31, 2023, 2022 and 2021:

	Number of Units	Weighted Average Grant Date Fair value	Weighted Average Participation Threshold	Aggregate Intrinsic Value
Balance as of December 31, 2021	5,975,813	1.16	36.48	14,162
Granted	—	—	—
Vested	(2,511,311)	1.15	36.24
Forfeited/Repurchased	(100,646)	0.46	21.96
Balance as of December 31, 2022	3,363,856	1.43	18.64	—
Granted	—	—	—
Vested	(1,987,639)	1.37	17.67
Forfeited/Repurchased	(16,150)	3.19	22.68
Balance as of December 31, 2023	1,360,067	1.50	20.01	—
Vested as of December 31, 2023	7,861,220
As of December 31, 2023, there was $1.7 million of total unrecognized compensation cost related to unvested time-based incentive units issued under the 2018 Plan, which is expected to be recognized over a weighted average period of 0.9 years.

Performance-Based Incentive Units
Performance-based incentive units vest upon the satisfaction of a performance condition and become exercisable upon the satisfaction of the market condition. The performance condition was satisfied upon the occurrence of the IPO. As it was not deemed probable until it occurred, all compensation expense related to these awards was recognized at the date of the IPO. The market condition is satisfied upon the initial investor in Excelerate receiving an aggregate return equal to three times its aggregate investment. As of December 31, 2023, all outstanding performance-based incentive units had been fully expensed.
Transition Agreement
During the year ended December 31, 2020, the Company entered into a transition agreement with a former executive whereby all unvested incentive units were forfeited upon their termination. Pursuant to the terms of this transition agreement, the former executive retained 261,287 vested incentive units following their termination. As permitted by the original terms of the incentive units, the Company exercised its right to repurchase the former executive’s remaining 802,634 vested incentive units for total cash consideration of $1.1 million payable within a certain period following their termination. As of December 31, 2021, the consideration payable was deducted from additional paid-in capital as it did not exceed the fair value of the repurchased incentive units as of the date of repurchase. The units were repurchased in 2022.
ESPP Purchase Rights
A summary of the Company's ESPP activity under the 2021 Plan for the years ended December 31, 2023 and 2022, as adjusted for the one-for-12 Reverse Stock Split, was as follows:

	Year Ended December 31,
	2023	2022
Shares purchased using ESPP purchase rights	39,050	12,348
Weighted average purchase price	$4.14	$18.36
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
The following table summarizes the Company’s equity-based compensation expense by award type for all Plans:

	Year Ended December 31,
	2023	2022	2021
Stock options	$572	$495	$95
RSUs	4,256	2,943	655
ESPP purchase rights	148	188	—
Time-based incentive units	2,664	3,104	2,390
Performance-based incentive units	—	—	4,903
Total	$7,640	$6,730	$8,043
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
On September 29, 2023, the Company effected a one-for-12 reverse stock split of its common stock (the “Reverse Stock Split”). No fractional shares were issued in connection with the Reverse Stock Split and all holders of such fractional interests received cash equal to such fraction multiplied by the average of the closing sales prices of the Company’s common stock during the regular trading hours for the five consecutive trading days immediately preceding the effective date of the Reverse Stock Split, with such average closing sales prices being adjusted to give effect to the Reverse Stock Split. All references in these financial statements to the Company’s outstanding common stock, including per share information, have been retrospectively adjusted to reflect the Reverse Stock Split.
Share Repurchase Program & Share Forfeitures
On May 25, 2023, the Company's board of directors approved a share repurchase program (the “Share Repurchase Program”). Pursuant to the Share Repurchase Program, the Company was initially authorized to repurchase up to $2.0 million of shares of the Company’s common stock. Subsequently, in 2023, the Company’s board of directors approved an additional repurchase capacity under the Share Repurchase Program of $3.0 million of shares of the Company’s common stock. The timing of any repurchases by the Company and the actual number of shares repurchased are at the Company’s discretion, and, in deciding when to repurchase shares and the amount of shares to repurchase, the Company will consider available liquidity, general market and economic conditions, alternate uses for the capital and other factors. Share repurchases may be made from time to time through a Rule 10b5-1 trading plan, open market transactions, block trades or in private transactions in accordance with applicable securities laws and regulations and other legal requirements. The Share Repurchase Program may be suspended or discontinued at any time and has no expiration date. All repurchased shares under the Share Repurchase Program will be retired.
Additionally, from time to time, the Company’s employees may surrender shares of the Company’s common stock to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock issued under the 2021 Plan. With respect to these surrendered shares, the price paid per share is based on the fair value at the time of surrender.
During the year ended December 31, 2023, inclusive of repurchases under the Share Repurchase Program and shares surrendered by employees to satisfy tax obligations, the Company repurchased 348,468 shares of its common stock for $2.3 million, at an average price of $6.72 per share.
Note 15. Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share and a reconciliation of the weighted average number of shares outstanding:

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net loss attributable to a.k.a. Brands Holding Corp.	$(98,886)	$(176,697)	$(5,968)
Denominator:
Weighted-average common shares outstanding, basic and diluted	10,707,024	10,726,392	7,769,281
Net loss per share:
Net loss per share, basic and diluted	$(9.24)	$(16.47)	$(0.77)
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

Basic net income (loss) per share is calculated by dividing net income (loss) attributable to a.k.a. Brands Holding Corp. for the period by the weighted-average number of shares of common stock for the period. Diluted net income (loss) per share has been calculated in a manner consistent with that of basic net income (loss) per share while giving effect to shares issuable upon exercise and/or vesting of potentially dilutive stock option and RSU grants, as well as ESPP purchase rights, outstanding during the period, if applicable. Due to the net loss attributable to a.k.a. Brands Holding Corp. for all periods shown, no potentially dilutive securities had an impact on diluted loss per share for any period. For the years ended December 31, 2023, 2022 and 2021, 333,327, 112,904 and 6,535 shares, respectively, were excluded from the calculation of weighted-average diluted common shares outstanding as they had an anti-dilutive effect.
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
Note 18. Subsequent Events
The Company has evaluated subsequent events occurring through March 7, 2024, the date that these financial statements were originally available to be issued, and determined the following subsequent events occurred that would require disclosure in these financial statements.
Draw on Revolving Line of Credit
On January 30, 2024, the Company borrowed $9.5 million under the revolving line of credit, which is part of the Company’s senior secured credit facility. The initial applicable interest rate for the borrowings is 8.45% and final payoff is due on September 24, 2026.
On February 12, 2024, the Company borrowed $7.0 million under the revolving line of credit, which is part of the Company’s senior secured credit facility. The initial applicable interest rate for the borrowings is 8.43% and final payoff is due on September 24, 2026.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the fiscal year covered by this Annual Report on Form 10-K. This evaluation is performed to determine whether our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Due to the material weaknesses described below, our Interim Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2023. Nevertheless, based on the performance of additional procedures by management designed to ensure reliability of financial reporting, the Company’s management has concluded that, notwithstanding the material weaknesses described below, the consolidated financial statements, included in this Form 10-K, fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with GAAP.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management evaluated the design and operating effectiveness of the Company's internal control over financial reporting based on the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Our internal control over financial reporting includes policies and procedures that:
•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with management and directors of the Company's authorization; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.
Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023. Based on this evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2023 given the previously identified material weaknesses having not been remediated as of year end.
Our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Material Weaknesses
We have identified two material weaknesses in the design and operation of our internal control over financial reporting in connection with the preparation of our financial statements, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, that had not been remediated as of December 31, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company’s management, including our Interim Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2023:
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
Over the past year, we continued the process to (i) identify key systems and processes that require improved documentation, (ii) implement enhanced standards designed to meet the requirements of the Sarbanes-Oxley Act for segregation of duties, (iii) review the design of applicable internal controls and assess any required amendments, (iv) increase the training of accounting and finance staff in relevant areas and (v) started an Enterprise Resource Planning (“ERP”) system implementation project.
While progress has been made to remediate both of the material weaknesses above, as of December 31, 2023, we were still in the process of developing and implementing the enhanced processes and procedures and testing the operating effectiveness of these improved controls. We provided process and controls training and have incorporated ongoing training and monitoring as part of our overall control environment. We implemented and continue to implement control improvements and have focused on the increased operational effectiveness of our controls. We selected an ERP system, hired an implementation partner and are in the process of implementation which will provide improvements to our IT-dependent and application controls to help prevent and detect errors, enforce segregation of duties and strengthen controls around manual journal entries. We believe our actions will be effective in remediating the material weaknesses, and we continue to devote significant time and attention to these efforts. In addition, the material weaknesses will not be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weaknesses above were not remediated as of December 31, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2023, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be set forth in our Proxy Statement for the 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”) to be filed with the SEC within 120 days of our fiscal year ended December 31, 2023 and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be set forth in our 2024 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be set forth in our 2024 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth in our 2024 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be set forth in our 2024 Proxy Statement and is incorporated herein by reference.

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
3. Exhibits
The following exhibits are filed herewith or incorporated by reference herein:

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation of a.k.a. Brands Holding Corp., filed with the Delaware Secretary of State on September 21, 2021	8-K	001-40828	September 27, 2021	3.1
3.2	Certificate of Amendment to the Amended and Restated Certificate of a.k.a. Brands Holding Corp., filed with the Delaware Secretary of State on September 25, 2023	8-K	001-40828	September 29, 2023	3.1
3.3	Amended and Restated Bylaws of a.k.a. Brands Holding Corp., effective September 21, 2021	8-K	001-40828	September 27, 2021	3.2
4.1	Registration Rights Agreement, dated September 24, 2021, by and among a.k.a. Brands Holding Corp. and the other signatories party thereto	8-K	001-40828	September 27, 2021	4.1
4.2	Description of a.k.a. Brands Holding Corp.’s securities	10-K	001-40828	March 9, 2023	4.2
10.1	Stockholders Agreement, dated June 23, 2021, by and among a.k.a. Brands Holding Corp., New Excelerate, L.P., and certain other equityholders of the Registrant party thereto	S-1	333-259028	August 24, 2021	10.2
10.2	Form of Indemnification Agreement between a.k.a. Brands Holding Corp. and its directors and officers	S-1	333-259028	August 24, 2021	10.3
10.3	Director Nomination Agreement, dated as of September 24, 2021, by and among a.k.a. Brands Holding Corp. and the other signatories party thereto	8-K	001-40828	September 27, 2021	10.1
10.4	Syndicated Facility Agreement, dated as of September 24, 2021, by and among a.k.a. Brands Holding Corp., KeyBank National Association and the other signatories party thereto	8-K	001-40828	September 27, 2021	10.2
10.5†	a.k.a. Brands Holding Corp. 2021 Omnibus Incentive Plan	S-8	333-259753	September 24, 2021	10.1
10.6†	Amendment No. 1 to the a.k.a. Brands Holding Corp Omnibus Incentive Plan	8-K	001-40828	May 30, 2023	10.1
10.7†	Form of Incentive Stock Option Agreement	S-8	333-259753	September 24, 2021	10.2
10.8†	Form of Restricted Stock Unit Agreement	S-8	333-259753	September 24, 2021	10.3
10.9†	Form of Restricted Stock Agreement	S-8	333-259753	September 24, 2021	10.4
10.10†	a.k.a. Brands Holding Corp. 2021 Employee Stock Purchase Plan	S-8	333-259753	September 24, 2021	10.5
10.11†	Employment Agreement, dated April 8, 2021, by and between Excelerate US, Inc. and Ciaran Long	10-K	001-40828	March 9, 2023	10.11
10.12†	Employment Agreement, dated October 15, 2020, by and between Excelerate US, Inc. and Michael Trembley	S-1	333-259028	August 24, 2021	10.12

10.13†	Offer Letter, dated November 7, 2023, by and between Excelerate US, Inc. and Jill Ramsey	8-K	001-40828	November 9, 2023	10.1
21.1*	Subsidiaries of a.k.a. Brands Holding Corp.
23.1*	Consent of Independent Registered Public Accounting Firm
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

97.1*	a.k.a. Brands Holding Corp. Executive Incentive Compensation Recoupment Policy
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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
ITEM 16. FORM 10-K SUMMARY
Not Applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

a.k.a. Brands Holding Corp.

Dated: March 7, 2024	By:	/s/ Ciaran Long
	Name:	Ciaran Long
	Title:	Interim Chief Executive Officer and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ciaran Long	Interim Chief Executive Officer and Chief Financial Officer	March 7, 2024
Ciaran Long	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Wesley Bryett	Director	March 7, 2024
Wesley Bryett

/s/ Christopher Dean	Chairman of the Board of Directors	March 7, 2024
Christopher Dean

/s/ Ilene Eskenazi	Director	March 7, 2024
Ilene Eskenazi

/s/ Sourav Ghosh	Director	March 7, 2024
Sourav Ghosh

/s/ Matthew Hamilton	Director	March 7, 2024
Matthew Hamilton

/s/ Myles McCormick	Director	March 7, 2024
Myles McCormick

/s/ Jill Ramsey	Director	March 7, 2024
Jill Ramsey

/s/ Kelly Thompson	Director	March 7, 2024
Kelly Thompson