Form 10-Q
period 2024-03-31
A.K.A. BRANDS HOLDING CORP.
filed 2024-05-08
CIK 1865107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________________________________
FORM 10-Q
__________________________________________________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 6, 2024, the registrant had 10,484,870 shares of common stock outstanding.

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
•risks related to sales of our products through wholesale and third-party marketplace providers;
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
•risks related to Summit Partners LP’s control of us;
•volatility in our stock price, including as a result of sales of substantial amounts of our common stock;
•our decisions concerning the allocation of capital including the extent to which we repurchase shares of our common stock;
•our ability to develop and maintain proper and effective internal control over financial reporting; and
•the other risk factors set forth elsewhere in this Quarterly Report on Form 10-Q and under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2024 (the “2023 Form 10-K”).
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$21,939	$21,859
Accounts receivable, net	4,084	4,796
Inventory	91,489	91,024
Prepaid expenses and other current assets	16,099	18,016
Total current assets	133,611	135,695
Property and equipment, net	25,076	27,154
Operating lease right-of-use assets	40,159	37,465
Intangible assets, net	61,018	64,322
Goodwill	92,123	94,898
Deferred tax assets	1,538	1,569
Other assets	2,229	618
Total assets	$355,754	$361,721
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$23,454	$28,279
Accrued liabilities	23,695	25,223
Sales returns reserve	7,335	9,610
Deferred revenue	14,991	11,782
Income taxes payable	269	257
Operating lease liabilities, current	8,020	7,510
Current portion of long-term debt	4,725	3,300
Total current liabilities	82,489	85,961
Long-term debt	98,826	90,094
Operating lease liabilities	37,376	35,344
Other long-term liabilities	1,553	1,704
Total liabilities	220,244	213,103
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; zero shares issued or outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 10,483,236 and 10,567,881 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	128	128
Additional paid-in capital	466,977	466,172
Accumulated other comprehensive loss	(55,249)	(50,269)
Accumulated deficit	(276,346)	(267,413)
Total stockholders’ equity	135,510	148,618
Total liabilities and stockholders’ equity	$355,754	$361,721
The accompanying notes are an integral part of these condensed consolidated financial statements.

a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Net sales	$116,840	$120,485
Cost of sales	51,166	51,985
Gross profit	65,674	68,500
Operating expenses:
Selling	34,215	34,406
Marketing	14,879	14,777
General and administrative	22,673	25,868
Total operating expenses	71,767	75,051
Loss from operations	(6,093)	(6,551)
Other expense, net:
Interest expense	(2,278)	(2,851)
Other expense	(543)	(1,034)
Total other expense, net	(2,821)	(3,885)
Loss before income taxes	(8,914)	(10,436)
(Provision for) benefit from income taxes	(19)	883
Net loss	$(8,933)	$(9,553)
Net loss per share:
Basic and diluted*	$(0.85)	$(0.89)
Weighted average shares outstanding:
Basic and diluted*	10,520,458	10,753,384
The accompanying notes are an integral part of these condensed consolidated financial statements.
* Amounts for the three months ended March 31, 2023, adjusted for the one-for-12 Reverse Stock Split. Refer to Note 13, “Stockholders’ Equity.”

a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(8,933)	$(9,553)
Other comprehensive loss:
Currency translation	(4,980)	(3,925)
Total comprehensive loss	$(13,913)	$(13,478)
The accompanying notes are an integral part of these condensed consolidated financial statements.

a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	10,567,881	$128	$466,172	$(50,269)	$(267,413)	$148,618
Equity-based compensation	—	—	1,956	—	—	1,956
Issuance of common stock under employee equity plans, net of shares withheld	19,458	—	(88)	—	—	(88)
Repurchase of shares	(104,103)	—	(1,063)	—	—	(1,063)
Cumulative translation adjustment	—	—	—	(4,980)	—	(4,980)
Net loss	—	—	—	—	(8,933)	(8,933)
Balance as of March 31, 2024	10,483,236	$128	$466,977	$(55,249)	$(276,346)	$135,510

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares*	Amount
Balance as of December 31, 2022	10,750,586	$129	$460,660	$(45,185)	$(168,527)	$247,077
Equity-based compensation	—	—	1,936	—	—	1,936
Issuance of common stock under employee equity plans, net of shares withheld	6,882	—	(43)	—	—	(43)
Cumulative translation adjustment	—	—	—	(3,925)	—	(3,925)
Net loss	—	—	—	—	(9,553)	(9,553)
Balance as of March 31, 2023	10,757,468	$129	$462,553	$(49,110)	$(178,080)	$235,492

The accompanying notes are an integral part of these condensed consolidated financial statements.
* Adjusted for the one-for-12 Reverse Stock Split. Refer to Note 13, “Stockholders’ Equity.”

a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(8,933)	$(9,553)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,536	2,452
Amortization expense	2,762	2,988
Amortization of debt issuance costs	153	158
Lease incentives	—	334
Loss on disposal of businesses	673	951
Non-cash operating lease expense	2,075	1,753
Equity-based compensation	1,956	1,936
Deferred income taxes, net	—	(9)
Changes in operating assets and liabilities:
Accounts receivable	688	(107)
Inventory	(4,898)	11,536
Prepaid expenses and other current assets	2,118	(602)
Accounts payable	(4,058)	(4,010)
Income taxes payable	10	(1,120)
Accrued liabilities	(1,058)	(8,463)
Returns reserve	(2,073)	1,026
Deferred revenue	3,470	(314)
Lease liabilities	(2,108)	(1,916)
Net cash used in operating activities	(7,687)	(2,960)
Cash flows from investing activities:
Purchases of intangible assets	(1)	(26)
Purchases of property and equipment	(754)	(1,854)
Net cash used in investing activities	(755)	(1,880)
Cash flows from financing activities:
Proceeds from line of credit, net of issuance costs	16,500	—
Repayment of line of credit	(6,000)	(10,000)
Repayment of debt	(450)	(1,400)
Taxes paid related to net share settlement of equity awards	(88)	(43)
Repurchase of shares	(1,063)	—
Net cash provided by (used in) financing activities	8,899	(11,443)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(590)	154
Net decrease in cash, cash equivalents and restricted cash	(133)	(16,129)
Cash, cash equivalents and restricted cash at beginning of period	24,029	48,373
Cash, cash equivalents and restricted cash at end of period	$23,896	$32,244

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$21,939	$30,224
Restricted cash, included in prepaid expenses and other current assets	295	2,020
Restricted cash, included in other assets	1,662	—
Total cash, cash equivalents and restricted cash	$23,896	$32,244
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
Note 2. Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The Company’s unaudited condensed consolidated interim financial statements have been prepared in accordance with Article 10 of the SEC’s Regulation S-X. As permitted under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles in the United States (“GAAP”) can be condensed or omitted. These financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of our financial information. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2023 which are included in the 2023 Form 10-K. The year-end condensed consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by GAAP. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2024 or for any other interim period or for any other future year. The accompanying condensed consolidated financial statements include the balances of the Company and all of its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
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

Revenue Recognition
Revenue is primarily derived from the sale of apparel merchandise through the Company’s online websites, stores, third-party marketplaces, wholesale partnerships and, when applicable, shipping revenue.
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
The Company generally provides refunds for goods returned within 30 to 45 days from the original purchase date. A returns reserve is recorded by the Company based on historical refund experience with a corresponding reduction of sales and cost of sales. The returns reserve was $7.3 million and $9.6 million as of March 31, 2024 and December 31, 2023, respectively.
The following table presents a summary of the Company’s sales return reserve:

Balance as of December 31, 2022	$3,968
Returns	(101,025)
Allowance	106,667
Balance as of December 31, 2023	9,610
Returns	(25,900)
Allowance	23,625
Balance as of March 31, 2024	$7,335
The Company also sells gift cards and issues online credits in lieu of cash refunds or exchanges. Proceeds from the issuance of gift cards and online credits issued are recorded as deferred revenue and recognized as revenue when the gift cards or online credit are redeemed or, upon inclusion in gift card and online credit breakage estimates. Breakage estimates are determined based on historical experience.
Revenue recognized in net sales on breakage of gift cards and online credit for the three months ended March 31, 2024 and 2023 was $0.5 million and $0.3 million, respectively.
The following table presents the disaggregation of the Company’s net sales by geography, based on customer address:

	Three Months Ended March 31,
	2024	2023
U.S.	$77,138	$72,626
Australia/New Zealand	33,516	41,446
Rest of world	6,186	6,413
Total	$116,840	$120,485
Segment Information
Operating segments are defined as components of an entity for which separate financial information is available and is regularly reviewed by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has determined that its four brands are each an operating segment. The Company has aggregated its operating segments into one reportable segment based on the similar nature of products sold, production, merchandising and distribution processes involved, target customers and economic characteristics.

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
Note 3. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets are comprised of the following:

	March 31, 2024	December 31, 2023
Security deposits	$613	$610
Inventory prepayments	7,000	4,982
Other	8,486	12,424
Total prepaid expenses and other current assets	$16,099	$18,016
Note 4. Property and Equipment, Net
Property and equipment, net is comprised of the following:

	March 31, 2024	December 31, 2023
Furniture and fixtures	$2,391	$2,439
Machinery and equipment	4,486	6,008
Computer equipment and capitalized software	7,129	7,531
Leasehold improvements	24,754	27,680
Total property and equipment	38,760	43,658
Less: accumulated depreciation	(13,684)	(16,504)
Total property and equipment, net	$25,076	$27,154
Total depreciation expense was $1.5 million and $2.5 million for the three months ended March 31, 2024 and 2023, respectively.
Note 5. Goodwill
The carrying value of goodwill, as of March 31, 2024 and December 31, 2023, was $92.1 million and $94.9 million, respectively. No goodwill impairment was recorded during the three months ended March 31, 2024 or 2023.
The goodwill of the acquired companies is primarily related to expected improvements in technology performance and functionality, as well as sales growth from future product and service offerings and new customers, together with certain intangible assets that do not qualify for separate recognition. The goodwill of acquired companies is generally not deductible for tax purposes.
The following table summarizes goodwill activity:

Balance as of December 31, 2023	$94,898
Changes in foreign currency translation	(2,775)
Balance as of March 31, 2024	$92,123

Note 6. Intangible Assets
The gross amounts and accumulated amortization of acquired identifiable intangible assets with finite useful lives as of March 31, 2024 and December 31, 2023, included in intangible assets, net in the accompanying condensed consolidated balance sheets, are as follows:

		March 31, 2024		December 31, 2023
	Useful life	Weighted Average Amortization Period 2024	2024	Weighted Average Amortization Period 2023	2023
Customer relationships	4 years	0.9 years	$9,492	1.2 years	$21,640
Brands	10 years	6.7 years	82,837	6.9 years	84,023
Trademarks	5 years	1.0 year	103	1.3 years	107
Total intangible assets			92,432		105,770
Less: accumulated amortization			(31,414)		(41,448)
Total intangible assets, net			$61,018		$64,322
Amortization of acquired intangible assets with finite useful lives is included in general and administrative expenses and was $2.8 million and $3.0 million for the three months ended March 31, 2024 and 2023, respectively.
Future estimated amortization expense for acquired identifiable intangible assets is as follows:

Amortization Expense
Year ending December 31:
Remainder of 2024	$7,570
2025	9,430
2026	8,612
2027	8,284
2028	7,451
Thereafter	19,671
Total amortization expense	$61,018
Note 7. Debt
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
The senior secured credit facility requires that the Company maintain a maximum total net leverage ratio of 3.50 to 1.00 as of the last day of any fiscal quarter, beginning with the fiscal quarter ended December 31, 2021 through maturity. The senior secured credit facility also requires that the Company maintain a minimum fixed charge coverage ratio of 1.25 to 1.00 as of the last day of any fiscal quarter, beginning with the fiscal quarter ended December 31, 2021 through maturity. In the event that the Company fails to comply with the financial covenant, the Company will have the option to make certain equity contributions, directly or indirectly, to cure any non-compliance with such covenant, subject to certain other conditions and limitations. Beginning with the fiscal year ending December 31, 2022, and continuing annually thereafter, the Company is required to make a mandatory prepayment as a percentage of excess cash flows, as defined in the Credit Agreement, in the period based on the Company triggering certain net debt leverage ratios. Specifically, a mandatory prepayment of 50% of excess cash flows is required if the Company’s net leverage ratio exceeds 2.75x, and a mandatory prepayment of 25% of excess cash flows is required if the Company’s net leverage ratio is greater than or equal to 2.25x. As of March 31, 2024, the Company was in compliance with all debt covenants.
During the three months ended March 31, 2024, the Company borrowed $16.5 million under its revolving line of credit, with final payoff due on September 24, 2026, and voluntarily repaid $6.0 million of the amounts outstanding under its revolving line of credit.
As of March 31, 2024, the all-in rate (Term SOFR plus the applicable margin) for the Company’s term loan and borrowings under the revolving line of credit was 8.44%.
Total Debt and Interest
Outstanding debt consisted of the following:

	March 31, 2024	December 31, 2023
Term loan	$94,000	$94,450
Revolving credit facility	10,500	—
Capitalized debt issuance costs	(949)	(1,056)
Total debt	103,551	93,394
Less: current portion	(4,725)	(3,300)
Total long-term debt	$98,826	$90,094
Interest expense, which included the amortization of debt issuance costs, totaled $2.3 million and $2.9 million for the three months ended March 31, 2024 and 2023, respectively. Additionally, as of March 31, 2024, the Company had $1.3 million of outstanding letters of credit.
Note 8. Leases
The Company leases office locations, warehouse facilities and stores under various non-cancellable operating lease agreements. The Company’s leases have remaining lease terms of approximately 1 year to 9 years, which represent the non-cancellable periods of the leases and include extension options that the Company determined are reasonably certain to be exercised. The Company excludes from the lease terms any extension options that are not reasonably certain to be exercised, ranging from approximately 6 months to 3 years. Lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms as well as payments for common area maintenance and administrative services. The Company often receives customary incentives from landlords, such as reimbursements for tenant improvements and rent abatement periods, which effectively reduce the total lease payments owed for these leases. Leases are classified as operating or financing at commencement. The Company does not have any material financing leases.
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

The Company’s operating lease costs were as follows:

	Three Months Ended March 31,
	2024	2023
Operating lease costs	$2,648	$2,350
Variable lease costs	311	190
Short-term lease costs	84	94
Total lease costs	$3,043	$2,634
The Company does not have any sublease income and the Company’s lease agreements do not contain any residual value guarantees or material restrictive covenants.
Supplemental cash flow information relating to the Company’s operating leases was as follows:

	Three Months Ended March 31,
	2024	2023
Cash paid for operating lease liabilities	$2,577	$2,185
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	5,627	4,360
Other information relating to the Company’s operating leases was as follows:

	March 31, 2024	December 31, 2023
Weighted-average remaining lease term	6.2 years	6.4 years
Weighted-average discount rate	5.5%	5.1%
As of March 31, 2024, the maturities of operating lease liabilities were as follows:

Remainder of 2024	$7,682
2025	10,082
2026	8,480
2027	6,875
2028	5,879
Thereafter	14,691
Total remaining lease payments	53,689
Less: imputed interest	8,293
Total operating lease liabilities	45,396
Less: current portion	(8,020)
Long-term operating lease liabilities	$37,376
Note 9. Income Taxes
Interim income taxes are based on an estimated annualized effective tax rate applied to the respective quarterly periods, adjusted for discrete tax items in the period in which they occur. Although the Company believes its tax estimates are reasonable, the Company can make no assurance that the final tax outcome of these matters will not be different from that which it has reflected in its historical income tax provisions and accruals. We will adjust our liability for uncertain tax positions, if any, based on changes in facts and circumstances such as the closing of a tax audit or changes in estimates. Our income tax provision may be impacted to the extent that the final outcome of these tax positions is different than the position taken.
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

The following table summarizes our effective tax rate for the periods presented:

	Three Months Ended March 31,
	2024	2023
Loss before income taxes	$(8,914)	$(10,436)
(Provision for) benefit from income taxes	(19)	883
Effective tax rate	0.2%	(8.5)%
For the three months ended March 31, 2024, as compared to the same quarter in the prior year, the Company’s effective tax rate changed due to an increase in the valuation allowance on the deferred tax assets in Australia. When compared to the U.S. federal statutory rate of 21.0%, the lower effective tax rate for the three months ended March 31, 2024 was primarily due to non-deductible permanent differences and a full valuation allowance on the net deferred tax assets in Australia.
Note 10. Accrued Liabilities
Accrued liabilities consisted of the following:

	March 31, 2024	December 31, 2023
Accrued salaries and other benefits	$8,226	$8,428
Accrued freight costs	3,657	3,976
Sales tax payable	3,387	4,955
Accrued marketing costs	4,075	2,885
Accrued professional services	767	909
Other accrued liabilities	3,583	4,070
Total accrued liabilities	$23,695	$25,223
Note 11. Deferred Revenue
Deferred revenue consisted of the following:

	March 31, 2024	December 31, 2023
Gift cards	$11,005	$11,303
Other	3,986	479
Total deferred revenue	$14,991	$11,782
Note 12. Equity-based Compensation
Incentive Plans
2021 Omnibus Incentive Plan
In September 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Omnibus Incentive Plan (the “2021 Plan”) which became effective in connection with the IPO. The 2021 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units and other forms of equity and cash compensation. A total of 408,355 shares of the Company’s common stock, as adjusted for the Reverse Stock Split (refer to Note 13, “Stockholders’ Equity”), were initially reserved for issuance under the 2021 Plan. The number of shares of common stock reserved and available for issuance under the 2021 Plan automatically increases on January 1 of each year by 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the compensation committee of the Company’s board of directors. On May 30, 2023, the Company’s stockholders approved an amendment to the 2021 Plan to increase the number of shares available for issuance under the 2021 Plan by 833,333 shares of the Company’s common stock, as adjusted for the Reverse Stock Split. As of March 31, 2024, there were 1,456,396 shares reserved for issuance of awards under the 2021 Plan.

2021 Employee Stock Purchase Plan
In September 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Employee Stock Purchase Plan (the “ESPP”) which became effective in connection with the IPO. A total of 102,088 shares of the Company’s common stock, as adjusted for the Reverse Stock Split, were initially reserved for issuance under the ESPP. The number of shares reserved and available for issuance under the ESPP automatically increases on January 1 of each year by 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the compensation committee of the Company’s board of directors. As of March 31, 2024, there were 316,797 shares reserved for issuance under the ESPP.
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
Grant Activity
Stock Options
The 2021 Plan provides for the issuance of incentive and nonqualified stock options. Under the 2021 Plan, the exercise price of a stock option shall not be less than the fair market value of one share of the Company’s common stock on the date of grant. Stock options have a contractual term, the period during which they are exercisable, not to exceed ten years from the date of grant, and generally vest over time, based on performance or based on the achievement of a market condition. In September 2023, an award, including 416,667 performance-based stock options (the “Bryett Award”), was issued to Wesley Bryett, a member of the Company’s board of directors, co-founder of Princess Polly and the Global CEO of Culture Kings. This award expires after ten years, or upon the termination of Mr. Bryett’s service to the Company, and includes four tranches of stock options that will vest and become exercisable based upon the achievement of various common stock price targets. The weighted average exercise price for the options in the Bryett Award is $109.27. Each tranche of stock options has a different derived service period, the average of which is approximately 5.5 years. As of March 31, 2024, no options issued as part of the Bryett Award had vested, the options held no intrinsic value, and total unrecognized compensation cost related to the Bryett Award was $1.1 million which is expected to be recognized over 4.9 years.
A summary of the Company's time-based stock option activity under the 2021 Plan for the three months ended March 31, 2024, is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance as of December 31, 2023	39,820	$81.47	8.06	$—
Granted	—	—
Exercised	—	—
Forfeited/Repurchased	—	—
Balance as of March 31, 2024	39,820	$81.47	7.81	$—
Vested as of March 31, 2024	25,398	$82.01	7.81	$—
As of March 31, 2024, there was $0.6 million of total unrecognized compensation cost related to unvested time-based stock options issued under the 2021 Plan, which is expected to be recognized over a weighted-average period of 1.3 years.

Restricted Stock Units
The 2021 Plan provides for the issuance of restricted stock units (“RSUs”). RSUs issued prior to March 31, 2022 vest over four years while all RSUs issued after that date vest over three years.
A summary of the Company's RSU activity under the 2021 Plan for the three months ended March 31, 2024, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of December 31, 2023	578,913	$15.67
Granted	37,800	8.05
Vested	(26,742)	31.73
Forfeited/Repurchased	(10,711)	22.23
Balance as of March 31, 2024	579,260	$14.32
As of March 31, 2024, there was $7.2 million of total unrecognized compensation cost related to unvested RSUs issued under the 2021 Plan, which is expected to be recognized over a weighted-average period of 1.7 years.
Incentive Units
The 2018 Plan provided for the issuance of time-based incentive units and performance-based incentive units. Time-based incentive units generally vest over four years. Performance-based incentive units vested upon the satisfaction of the performance condition as described further below.
Time-Based Incentive Partnership Units
The following table summarizes time-based incentive unit activity under the 2018 Plan for the three months ended March 31, 2024:

	Number of Units	Weighted Average Grant Date Fair Value	Weighted Average Participation Threshold	Aggregate Intrinsic Value
Balance as of December 31, 2023	1,360,067	$1.50	$20.01	$—
Granted	—	—	—
Vested	(472,253)	1.41	17.93
Forfeited/Repurchased	—	—	—
Balance as of March 31, 2024	887,814	$1.54	$21.12	$—
Vested as of March 31, 2024	8,333,472
As of March 31, 2024, there was $1.1 million of total unrecognized compensation cost related to unvested time-based incentive units issued under the 2018 Plan, which is expected to be recognized over a weighted average period of 0.7 years.
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

The following table summarizes the Company’s equity-based compensation expense by award type for all Plans:

	Three Months Ended March 31,
	2024	2023
Stock options	$180	$123
RSUs	1,128	1,028
ESPP purchase rights	20	62
Time-based incentive units	628	723
Total	$1,956	$1,936
Note 13. Stockholders’ Equity
Preferred Stock
In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 50,000,000 shares of undesignated preferred stock with a par value of $0.001 per share with rights and preferences, including voting rights, designated from time to time by the Company’s board of directors. There were no shares of preferred stock issued and outstanding as of March 31, 2024.
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
On September 29, 2023, the Company effected a one-for-12 reverse stock split of its common stock (the “Reverse Stock Split”). No fractional shares were issued in connection with the Reverse Stock Split and all holders of such fractional interests received cash equal to such fraction multiplied by the average of the closing sales prices of the Company’s common stock during the regular trading hours for the five consecutive trading days immediately preceding the effective date of the Reverse Stock Split, with such average closing sales prices being adjusted to give effect to the Reverse Stock Split. All references in this Quarterly Report on Form 10-Q to the Company’s outstanding common stock, including per share information, prior to the Reverse Stock Split have been retrospectively adjusted to reflect the Reverse Stock Split.
Share Repurchase Program & Share Forfeitures
On May 25, 2023, the Company's board of directors approved a share repurchase program (the “Share Repurchase Program”). Pursuant to the Share Repurchase Program, the Company was initially authorized to repurchase up to $2.0 million of shares of the Company’s common stock. Subsequently, in 2023, the Company’s board of directors approved an additional repurchase capacity under the Share Repurchase Program of $3.0 million shares of the Company’s common stock. The timing of any repurchases by the Company and the actual number of shares repurchased are at the Company’s discretion, and, in deciding when to repurchase shares and the amount of shares to repurchase, the Company will consider available liquidity, general market and economic conditions, alternate uses for the capital and other factors. Share repurchases may be made from time to time through a Rule 10b5-1 trading plan, open market transactions, block trades or in private transactions in accordance with applicable securities laws and regulations and other legal requirements. The Share Repurchase Program may be suspended or discontinued at any time and has no expiration date.
Additionally, from time to time, the Company’s employees may surrender shares of the Company’s common stock to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock issued under the 2021 Plan. With respect to these surrendered shares, the price paid per share is based on the fair value at the time of surrender.
During the three months ended March 31, 2024, inclusive of repurchases under the Share Repurchase Program and shares surrendered by employees to satisfy tax obligations, the Company repurchased 113,959 shares of its common stock for $1.1 million, at an average price of $10.06 per share.

Note 14. Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share and a reconciliation of the weighted average number of shares outstanding:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(8,933)	$(9,553)
Denominator:
Weighted-average common shares outstanding, basic and diluted	10,520,458	10,753,384
Net loss per share:
Net loss per share, basic and diluted	$(0.85)	$(0.89)
Basic net income (loss) per share is calculated by dividing net income (loss) for the period by the weighted-average number of shares of common stock for the period. Diluted net income (loss) per share has been calculated in a manner consistent with that of basic net income (loss) per share while giving effect to shares issuable upon exercise and/or vesting of potentially dilutive stock option and RSU grants, as well as ESPP purchase rights, outstanding during the period, if applicable. Due to the net loss for all periods shown, no potentially dilutive securities had an impact on diluted loss per share for any period. For the three months ended March 31, 2024 and 2023, respectively, 217,355 and 127,974 shares (as adjusted for the Reverse Stock Split) were excluded from the calculation of weighted-average diluted common shares outstanding as they had an anti-dilutive effect.
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
Note 16. Subsequent Events
The Company has evaluated subsequent events occurring through May 8, 2024, the date that these financial statements were originally available to be issued, and determined the following subsequent event occurred that would require disclosure in these financial statements.
Draw on Revolving Line of Credit
On April 11, 2024, the Company borrowed $8.0 million under the revolving line of credit, which is part of the Company’s senior secured credit facility. The initial applicable interest rate for the borrowings is 8.69% and final payoff is due on September 24, 2026.
Legal Proceeding
In April 2024, we received a cease and desist letter alleging copyright infringement and related claims. This matter has not proceeded to litigation as of the date of this report and while there is a reasonable possibility that a loss may be incurred, the possible loss or range of loss is not estimable based on currently available information.

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
a.k.a. was founded with a focus on Millennial and Gen Z audiences who primarily find inspiration for fashion on social media. We have since built a portfolio of next-generation brands with distinct fashion offerings and consumer followings:
•Princess Polly, a fashion brand focusing on fun, trendy dresses, tops, shoes and accessories with slim fit, body-confident and trendy fashion designs. The brand targets a female customer between the ages of 15 and 25.
•Petal & Pup, a fashion brand offering an assortment of trendy, flattering and feminine styles and dresses for special occasions. The brand targets female customers typically in their twenties or thirties, with more than 70% of customers between the ages of 25 and 34.
•Culture Kings, an Australia-based premium online retailer of streetwear apparel, footwear, headwear and accessories. The brand targets male consumers between the ages of 18 and 35 who are fashion conscious, highly social and digitally focused.
•mnml, a Los Angeles-based streetwear brand that offers competitively priced on-trend wardrobe staples. The brand targets male consumers between the ages of 18 and 35.

Key Operating and Financial Metrics
Operating Metrics
We use the following metrics to assess the progress of our business, make decisions on where to allocate capital, time and technology investments and assess the near-term and longer-term performance of our business.
The following table sets forth our key operating metrics for each period presented:

	Three Months Ended March 31,
(in millions, other than dollar figures)	2024	2023
Active customers	3.83	3.63
Average order value	$77	$80
Number of orders	1.52	1.50
Active Customers
We view the number of active customers as a key indicator of our growth, our value proposition, consumer awareness of our brand, and our customer’s desire to purchase our products. In any particular period, we determine our number of active customers by counting the total number of unique customer accounts who have made at least one purchase in the preceding 12-month period, measured from the last date of such period.
Average Order Value
We define average order value as net sales in a given period divided by the total orders placed in that period. Average order value may fluctuate as we expand into new categories or geographies or as our assortment changes.
Key Financial Metrics
The following table sets forth our key GAAP and non-GAAP financial metrics for each period presented:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Gross margin	56%	57%
Net loss	$(8,933)	$(9,553)
Net loss margin	(8)%	(8)%
Adjusted EBITDA	$874	$2,186
Adjusted EBITDA margin	1%	2%
Net cash used in operating activities	$(7,687)	$(2,960)
Free Cash Flow	$(8,441)	$(4,814)
Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), Adjusted EBITDA margin and Free Cash Flow are non-GAAP measures. See “Non-GAAP Financial Measures” below for information regarding our use of Adjusted EBITDA, Adjusted EBITDA margin and Free Cash Flow and their reconciliation to net income (loss), net income (loss) margin and net cash provided by (used in) operating activities, respectively.
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
The following table reflects a reconciliation of Adjusted EBITDA to net loss and Adjusted EBITDA margin to net loss margin, the most directly comparable financial measures prepared in accordance with GAAP:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Net loss	$(8,933)	$(9,553)
Add (deduct):
Total other expense, net	2,821	3,885
Provision for (benefit from) income tax	19	(883)
Depreciation and amortization expense	4,298	5,440
Equity-based compensation expense	1,956	1,936
Non-routine items*	713	1,361
Adjusted EBITDA	$874	$2,186
Net loss margin	(8)%	(8)%
Adjusted EBITDA margin	1%	2%
*Non-routine items include severance from headcount reductions; sales tax penalties; insured losses, net of recoveries; and non-routine legal matters.
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

The following table presents a reconciliation of Free Cash Flow to net cash used in operating activities, the most directly comparable financial measure prepared in accordance with GAAP:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Net cash used in operating activities	$(7,687)	$(2,960)
Less: purchases of property and equipment	(754)	(1,854)
Free Cash Flow	$(8,441)	$(4,814)
Our Free Cash Flow has fluctuated over time primarily as a result of timing of inventory purchases, purchases of property and equipment and fluctuations in earnings.
For the three months ended March 31, 2024, net cash used in operating activities increased by $4.7 million compared to net cash used in operating activities for the three months ended March 31, 2023. This was attributable primarily to more cash used to purchase inventory compared to the prior period, which was driven by reduced inventory buying and sell-through of aged inventory in the prior period, partially offset by timing of payments.
For the three months ended March 31, 2024, Free Cash Flow decreased by $3.6 million compared to Free Cash Flow for the three months ended March 31, 2023. This was attributable primarily to more cash used to purchase inventory compared to the prior period, which was driven by reduced inventory buying and sell-through of aged inventory in the prior period, and a reduction in purchases of property and equipment, partially offset by timing of payments.
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
Brand Awareness
Our ability to promote our brands and maintain brand awareness and loyalty is critical to our success. We have a significant opportunity to continue to grow awareness and loyalty to our brands through word of mouth, brand marketing, performance marketing, wholesale and marketplace opportunities, and increased store openings in key locations. We plan to continue to invest in performance marketing and increase our investment in brand awareness across our brands to drive our future growth. Failure to successfully promote our brands and maintain brand awareness would have an adverse impact to our operating results.

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
Foreign Currency Rate Fluctuations
Our international operations have provided and are expected to continue to provide a significant portion of our Company’s net sales and operating income. As a result, our Company’s net sales and operating income will continue to be affected by changes in the U.S. dollar against international currencies, predominantly against the Australian dollar. In order to provide a framework for assessing the performance of our underlying business, excluding the effects of foreign currency rate fluctuations, we compare the percent change in the results from one period to another period in this Quarterly Report on Form 10-Q using a constant currency methodology wherein current and comparative prior period results for our operations reporting in currencies other than U.S. dollars are converted into U.S. dollars at constant exchange rates (i.e., the rates in effect on December 31, 2023, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. Such disclosure throughout our Management’s Discussion and Analysis of Financial Condition and Results of Operations will be described as “on a constant currency basis.” Volatility in currency exchange rates may impact the results, including net sales and operating income, of the Company in the future.

Results of Operations
The following tables set forth our results of operations for the periods presented and express the relationship of certain line items as a percentage of net sales for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
(in thousands)	2024	2023
Net sales	$116,840	$120,485
Cost of sales	51,166	51,985
Gross profit	65,674	68,500
Operating expenses:
Selling	34,215	34,406
Marketing	14,879	14,777
General and administrative	22,673	25,868
Total operating expenses	71,767	75,051
Loss from operations	(6,093)	(6,551)
Other expense, net:
Interest expense	(2,278)	(2,851)
Other expense	(543)	(1,034)
Total other expense, net	(2,821)	(3,885)
Loss before income taxes	(8,914)	(10,436)
(Provision for) benefit from income taxes	(19)	883
Net loss	$(8,933)	$(9,553)

	Three Months Ended March 31,
	2024	2023
Net sales	100%	100%
Cost of sales	44%	43%
Gross profit	56%	57%
Operating expenses:
Selling	29%	29%
Marketing	13%	12%
General and administrative	19%	21%
Total operating expenses	61%	62%
Loss from operations	(5%)	(5%)
Other expense, net:
Interest expense	(2%)	(2%)
Other expense	—%	(1%)
Total other expense, net	(2%)	(3%)
Loss before income taxes	(8%)	(9%)
(Provision for) benefit from income taxes	—%	1%
Net loss	(8%)	(8%)

Comparison of the Three Months Ended March 31, 2024 and 2023
Net Sales

	Three Months Ended March 31,
(in thousands)	2024	2023
Net sales	$116,840	$120,485
Net sales decreased by $3.6 million, or 3%, for the three months ended March 31, 2024 compared to the same period in 2023. The decrease in net sales was primarily driven by a decrease in our average order value of 4%, from $80 in 2023 to $77 in 2024. The decrease in our average order value was primarily due to adverse macroeconomic conditions in Australia and New Zealand. On a constant currency basis, net sales and average order value for the three months ended March 31, 2024 would have decreased 1% and 2%, respectively, as compared to the same period in 2023.
Cost of Sales

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Cost of sales	$51,166	$51,985
Percent of net sales	44%	43%
Cost of sales decreased by $0.8 million, or 2%, for the three months ended March 31, 2024 compared to the same period in 2023. This decrease was primarily driven by the 3% reduction in net sales for the three months ended March 31, 2024 and lower inbound air freight costs and duties, partially offset by targeted inventory actions in Culture Kings Australia and the effect of growing wholesale and marketplace initiatives. The increase in cost of sales as a percentage of net sales was primarily due to the effect of growing wholesale and marketplace initiatives, which have a lower gross margin and higher return rate than direct-to-consumer sales.
Gross Profit

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Gross profit	$65,674	$68,500
Gross margin	56%	57%
Gross profit decreased by $2.8 million, or 4%, for the three months ended March 31, 2024 compared to the same period in 2023. This decrease was primarily due to the 3% reduction in net sales for the three months ended March 31, 2024, targeted inventory actions in Culture Kings Australia and the effect of growing wholesale and marketplace initiatives, partially offset by lower inbound air freight costs and duties. Gross margin decreased due to targeted inventory actions in Culture Kings Australia and the effect of growing wholesale and marketplace initiatives, which have a lower gross margin and higher return rate than direct-to-consumer sales.
Selling Expenses

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Selling	$34,215	$34,406
Percent of net sales	29%	29%
Selling expenses decreased by $0.2 million, or 1%, for the three months ended March 31, 2024 compared to the same period in 2023. This decrease was driven by the 3% reduction in net sales for the three months ended March 31, 2024, partially offset by the effect of growing wholesale and marketplace initiatives and additional stores.

Marketing Expenses

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Marketing	$14,879	$14,777
Percent of net sales	13%	12%
Marketing expenses increased by $0.1 million, or 1%, for the three months ended March 31, 2024 compared to the same period in 2023. The increase was driven by additional marketing spend due to reduced marketing effectiveness. The increase in marketing expenses as a percentage of net sales was primarily due to lower sales in the first quarter compared to last year.
General and Administrative Expenses

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
General and administrative	$22,673	$25,868
Percent of net sales	19%	21%
General and administrative expenses decreased by $3.2 million, or 12%, for the three months ended March 31, 2024 compared to the same period in 2023. The decrease, along with the decrease in general and administrative expenses as a percentage of net sales, was driven by a $1.3 million decrease in sales tax penalties and interest, a $1.0 million decrease in professional fees, a $0.5 million decrease in intangible amortization, and a $0.3 million decrease in insurance costs.
Other Expense, Net

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Other expense, net:
Interest expense	$(2,278)	$(2,851)
Other expense	(543)	(1,034)
Total other expense, net	$(2,821)	$(3,885)
Percent of net sales	(2)%	(3)%
Other expense, net decreased by $1.1 million for the three months ended March 31, 2024 compared to the same period in 2023, primarily due to $0.6 million in lower interest expense from a reduction in our long-term debt balance and the loss recognized on the sale of the Rebdolls reporting unit last year.
(Provision For) Benefit From Income Taxes

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
(Provision for) benefit from income taxes	$(19)	$883
Percent of net sales	—%	1%
(Provision for) benefit from income tax changed by $0.9 million, or 102% for the three months ended March 31, 2024 compared to the same period in 2023. This change was due to an increase in the valuation allowance on the deferred tax assets in Australia.

Liquidity and Capital Resources
As of March 31, 2024, our principal sources of liquidity were cash and cash equivalents totaling $21.9 million, our revolving line of credit and our term loan accordion provision.
As of March 31, 2024, most of our cash was held for working capital purposes. We have historically financed our operations and capital expenditures primarily through cash flows generated by operations, the incurrence of debt and through the issuance of equity. We believe that our existing cash, together with cash generated from operations and available borrowing capacity under our credit facilities and lines of credit, will be sufficient to meet our anticipated cash needs for the next 12 months. We believe that cash generated from ongoing operations and continued access to debt markets will be sufficient to satisfy our cash requirements beyond 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. We may seek to borrow funds under our credit facility or raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section of our 2023 Form 10-K captioned “Risk Factors.” We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all. The inability to raise capital if needed would adversely affect our ability to achieve our business objectives.
Senior Secured Credit Facility
In connection with the IPO, we entered into a senior secured credit facility comprised of a $100.0 million term loan and a $50.0 million revolving line of credit, with an option of up to $50.0 million in an additional term loan through an accordion provision. We used borrowings under this credit facility, together with a portion of the proceeds from the IPO, to repay our previous debt in full. As of March 31, 2024, we owed a combined $94.0 million in term loan and accordion borrowings, as well as $10.5 million borrowed under the revolving line of credit. The term loan requires us to make amortized annual payments of 5.0% during the first and second years, 7.5% during the third and fourth years and 10.0% during the fifth year with the balance of the loan due at maturity. Borrowings under the term loan accrue interest at Term SOFR (as defined in the credit agreement for the senior secured credit facility (the “Credit Agreement”)) plus an applicable margin dependent upon our net leverage ratio, as defined in the Credit Agreement. The revolving line of credit, when used, also accrues interest at Term SOFR plus an applicable margin dependent upon our net leverage ratio. The highest interest rates under the Credit Agreement for both the term loan and the revolving line of credit occur at a net leverage ratio of greater than 2.75x, yielding an interest rate of a benchmark rate plus 3.25%. The accordion provision allows us to borrow additional amounts of term loan at terms to be agreed upon at the time of issuance, but on substantially the same basis as the original term loan. As of March 31, 2024, principal payments of our term loan and accordion for the next twelve months are anticipated to total $4.7 million, which reflects the impact of the early prepayments made in 2023.
Under the senior secured credit facility, we are subject to certain financial covenant ratios and certain annual mandatory prepayment terms based on excess cash flows, as defined in the Credit Agreement, based on our net leverage ratio. If we are unable to comply with certain financial covenant ratios, which include provisions that are not precisely defined and are subject to interpretation, and terms requiring mandatory prepayment based on a percentage of excess cash flows, our long-term liquidity position may be adversely impacted. Furthermore, the variable interest rates associated with our senior secured credit facility could result in interest payments that are higher than anticipated. We were in compliance with all debt covenants as of March 31, 2024, and expect to be in compliance beyond the next 12 months, although our ability to meet these financial ratios and tests can be affected by the interpretation of certain provisions in our Credit Agreement, macro-economic factors and the seasonality of our business, which is more concentrated in the third and fourth fiscal quarters.
Refer to Note 7, “Debt,” in the Notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding our senior secured credit facility.
Material Cash Requirements
There have been no significant changes in our material cash requirements from those reported in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2023 Form 10-K.

Historical Cash Flows

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(7,687)	$(2,960)
Net cash used in investing activities	(755)	(1,880)
Net cash provided by (used in) financing activities	8,899	(11,443)
Net Cash Used in Operating Activities
Net cash provided by (used in) operating activities consists primarily of net income (loss) adjusted for certain non-cash items, including depreciation, amortization, equity-based compensation, the effect of changes in working capital and other activities.
During the three months ended March 31, 2024, net cash used in operating activities increased by $4.7 million as compared to the same period in 2023. This was attributable primarily to increased purchases of inventory compared to the prior period, which was driven by reduced inventory buying and sell-through of aged inventory in the prior period, partially offset by timing of payments.
Net Cash Used in Investing Activities
Our primary investing activities have consisted of acquisitions to support our overall business growth, investments in our fulfillment centers and our internally developed software to support our infrastructure, and investments in stores. Purchases of property and equipment may vary from period to period due to timing of the expansion of our operations.
During the three months ended March 31, 2024, net cash used in investing activities decreased by $1.1 million, as compared to the same period in 2023. This was attributable to a reduction in purchases of property and equipment. The purchases of property and equipment in the prior year were driven by the expansion of the our operations and retail footprint in the United States.
Net Cash Provided by (Used in) Financing Activities
Our financing activities have historically consisted of cash proceeds from borrowings, cash used to pay down borrowings, cash received from the sale of our common stock in the IPO and cash used to repurchase shares of our common stock.
During the three months ended March 31, 2024, net cash provided by financing activities increased by $20.3 million, as compared to the same period in 2023. This was primarily attributable to the $10.1 million in net proceeds from our senior secured credit facility in 2024, as well as the net repayment of $11.4 million in 2023 of borrowings issued under our senior secured credit facility.
Share Repurchase Program
On May 25, 2023, the Company's board of directors approved the Share Repurchase Program, authorizing the Company to repurchase up to $2.0 million of shares of the Company’s common stock. Subsequently, in 2023, the Company’s board of directors approved an additional repurchase capacity under the Share Repurchase Program of $3.0 million of shares of the Company’s common stock. The timing of any repurchases by the Company and the actual number of shares repurchased are at the Company’s discretion, and, in deciding when to repurchase shares and the amount of shares to repurchase, the Company will consider available liquidity, general market and economic conditions, alternate uses for the capital and other factors. Share repurchases may be made from time to time through a Rule 10b5-1 trading plan, open market transactions, block trades or in private transactions in accordance with applicable securities laws and regulations and other legal requirements. The Share Repurchase Program may be suspended or discontinued at any time and has no expiration date. All repurchased shares under the Share Repurchase Program will be retired.
During the three months ended March 31, 2024, the Company repurchased 106,153 shares of its common stock under the Share Repurchase Program for $1.1 million, at an average price of $10.03 per share.
Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates from those reported in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2023 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a “smaller reporting company,” as defined in Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation is performed to determine whether our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Due to the material weaknesses described below, our Interim Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2024. Nevertheless, based on the performance of additional procedures by management designed to ensure reliability of financial reporting, the Company’s management has concluded that, notwithstanding the material weaknesses described below, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with GAAP.
Material Weaknesses
We have identified two material weaknesses in the design and operation of our internal control over financial reporting in connection with the preparation of our financial statements, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, that had not been remediated as of March 31, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company’s management, including our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024:
•We had not sufficiently designed, implemented and documented internal controls at the entity level and across key business and financial processes to allow us to achieve complete, accurate and timely financial reporting.
•We had not designed and implemented controls to maintain appropriate segregation of duties in our manual and information technology-based business processes.
These material weaknesses did not result in a misstatement to our annual or interim condensed consolidated financial statements. However, each of these material weaknesses could result in a misstatement of substantially all account balances or disclosures that would result in a material misstatement to our annual or interim condensed consolidated financial statements that would not be prevented or detected.
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
We continue the process to (i) identify key systems and processes that require improved documentation, (ii) implement enhanced standards designed to meet the requirements of the Sarbanes-Oxley Act for segregation of duties, (iii) review the design of applicable internal controls and assess any required amendments and (iv) increase the training of accounting and finance staff in relevant areas. During the past year, we also started an Enterprise Resource Planning (“ERP”) system implementation project.
While progress has been made to remediate both of the material weaknesses above, as of March 31, 2024, we were still in the process of developing and implementing the enhanced processes and procedures and testing the operating effectiveness of these improved controls. We provided process and controls training and have incorporated ongoing training and monitoring as part of our overall control environment. We implemented and continue to implement control improvements and have focused on the increased operational effectiveness of our controls. We selected an ERP system, hired an implementation partner and are in the process of implementation which will provide improvements to our IT-dependent and application controls to help prevent and detect errors, enforce segregation of duties and strengthen controls around manual journal entries. We believe our actions will be effective in remediating the material weaknesses, and we continue to devote significant time and attention to these efforts. In addition, the material weaknesses will not be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weaknesses above were not remediated as of March 31, 2024.
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
ITEM 1A. RISK FACTORS
Reference is made to the information disclosed under Part I, Item 1A - "Risk Factors" in our 2023 Form 10-K, which contains a detailed discussion of certain risk factors that could materially adversely affect the Company's business, operating results or financial condition. There are no material changes to the risk factors previously disclosed, nor has the Company identified any previously undisclosed risks that could materially adversely affect the Company’s business, operating results or financial condition.
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
The following table sets forth our share repurchase activity, on a settlement date basis, for the three months ended March 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (millions)[1]
January 1, 2024 - January 31, 2024	49,081	$9.40	44,447	$2.4
February 1, 2024 - February 29, 2024	37,501	10.24	36,377	2.1
March 1, 2024 - March 31, 2024	27,377	10.98	25,329	1.8
Total	113,959		106,153
1.Reflects the dollar value of shares that may yet be repurchased under the Share Repurchase Program announced on May 25, 2023. The Company’s board of directors initially authorized the repurchase of an aggregate of $2.0 million of shares of common stock pursuant to the Share Repurchase Program. On December 18, 2023, the Company announced its board of directors approved an additional repurchase capacity under the Share Repurchase Program of $3.0 million of shares of the Company’s common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2024, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

a.k.a. Brands Holding Corp.

Date: May 8, 2024	By:	/s/ Ciaran Long
	Name:	Ciaran Long
	Title:	Interim Chief Executive Officer and Chief Financial Officer
(Authorized Signatory and Principal Executive, Financial and Accounting Officer)