Form 10-Q
period 2024-06-30
A.K.A. BRANDS HOLDING CORP.
filed 2024-08-07
CIK 1865107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________________________________
FORM 10-Q
__________________________________________________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2024, the registrant had 10,544,822 shares of common stock outstanding.

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
•our ability to develop and maintain proper and effective internal control over financial reporting; and
•the other risk factors set forth under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2024 (the “2023 Form 10-K”).
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$25,466	$21,859
Accounts receivable, net	5,778	4,796
Inventory	106,687	91,024
Prepaid income taxes	1,274	—
Prepaid expenses and other current assets	15,862	18,016
Total current assets	155,067	135,695
Property and equipment, net	25,754	27,154
Operating lease right-of-use assets	52,033	37,465
Intangible assets, net	58,521	64,322
Goodwill	93,604	94,898
Deferred tax assets	1,555	1,569
Other assets	2,270	618
Total assets	$388,804	$361,721
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$32,773	$28,279
Accrued liabilities	29,671	25,223
Sales returns reserve	7,930	9,610
Deferred revenue	15,911	11,782
Income taxes payable	—	257
Operating lease liabilities, current	7,258	7,510
Current portion of long-term debt	6,300	3,300
Total current liabilities	99,843	85,961
Long-term debt	100,607	90,094
Operating lease liabilities	50,195	35,344
Other long-term liabilities	1,588	1,704
Total liabilities	252,233	213,103
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; zero shares issued or outstanding as of each of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 10,529,419 and 10,567,881 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	128	128
Additional paid-in capital	468,726	466,172
Accumulated other comprehensive loss	(53,676)	(50,269)
Accumulated deficit	(278,607)	(267,413)
Total stockholders’ equity	136,571	148,618
Total liabilities and stockholders’ equity	$388,804	$361,721
The accompanying notes are an integral part of these condensed consolidated financial statements.

a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$148,931	$136,028	$265,771	$256,513
Cost of sales	62,962	58,672	114,128	110,657
Gross profit	85,969	77,356	151,643	145,856
Operating expenses:
Selling	41,191	35,932	75,406	70,338
Marketing	18,275	18,354	33,154	33,131
General and administrative	25,867	24,191	48,540	50,059
Total operating expenses	85,333	78,477	157,100	153,528
Income (loss) from operations	636	(1,121)	(5,457)	(7,672)
Other expense, net:
Interest expense	(2,676)	(2,841)	(4,954)	(5,692)
Other income (expense)	245	(750)	(298)	(1,784)
Total other expense, net	(2,431)	(3,591)	(5,252)	(7,476)
Loss before income taxes	(1,795)	(4,712)	(10,709)	(15,148)
(Provision for) benefit from income taxes	(466)	(328)	(485)	555
Net loss	$(2,261)	$(5,040)	$(11,194)	$(14,593)
Net loss per share:
Basic and diluted*	$(0.22)	$(0.47)	$(1.07)	$(1.36)
Weighted average shares outstanding:
Basic and diluted*	10,501,057	10,761,511	10,509,810	10,757,470
The accompanying notes are an integral part of these condensed consolidated financial statements.
* Amounts for the three and six months ended June 30, 2023, adjusted for the one-for-12 Reverse Stock Split. Refer to Note 13, “Stockholders’ Equity.”

a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(2,261)	$(5,040)	$(11,194)	$(14,593)
Other comprehensive income (loss):
Currency translation	1,573	(1,930)	(3,407)	(5,855)
Total comprehensive loss	$(688)	$(6,970)	$(14,601)	$(20,448)
The accompanying notes are an integral part of these condensed consolidated financial statements.

a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	10,567,881	$128	$466,172	$(50,269)	$(267,413)	$148,618
Equity-based compensation	—	—	1,956	—	—	1,956
Issuance of common stock under employee equity plans, net of shares withheld	19,458	—	(88)	—	—	(88)
Repurchase of shares	(104,103)	—	(1,063)	—	—	(1,063)
Cumulative translation adjustment	—	—	—	(4,980)	—	(4,980)
Net loss	—	—	—	—	(8,933)	(8,933)
Balance as of March 31, 2024	10,483,236	128	466,977	(55,249)	(276,346)	135,510
Equity-based compensation	—	—	1,895	—	—	1,895
Issuance of common stock under employee equity plans, net of shares withheld	59,279	—	(21)	—	—	(21)
Repurchase of shares	(13,096)	—	(125)	—	—	(125)
Cumulative translation adjustment	—	—	—	1,573	—	1,573
Net loss	—	—	—	—	(2,261)	(2,261)
Balance as of June 30, 2024	10,529,419	$128	$468,726	$(53,676)	$(278,607)	$136,571

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares*	Amount
Balance as of December 31, 2022	10,750,586	$129	$460,660	$(45,185)	$(168,527)	$247,077
Equity-based compensation	—	—	1,936	—	—	1,936
Issuance of common stock under employee equity plans, net of shares withheld	6,882	—	(43)	—	—	(43)
Cumulative translation adjustment	—	—	—	(3,925)	—	(3,925)
Net loss	—	—	—	—	(9,553)	(9,553)
Balance as of March 31, 2023	10,757,468	129	462,553	(49,110)	(178,080)	235,492
Equity-based compensation	—	—	1,824	—	—	1,824
Issuance of common stock under employee equity plans, net of shares withheld	42,117	—	66	—	—	66
Repurchase of shares	(56,153)	—	(299)	—	—	(299)
Cumulative translation adjustment	—	—	—	(1,930)	—	(1,930)
Net loss	—	—	—	—	(5,040)	(5,040)
Balance as of June 30, 2023	10,743,432	$129	$464,144	$(51,040)	$(183,120)	$230,113
The accompanying notes are an integral part of these condensed consolidated financial statements.
* Adjusted for the one-for-12 Reverse Stock Split. Refer to Note 13, “Stockholders’ Equity.”

a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(11,194)	$(14,593)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	3,041	4,230
Amortization expense	5,527	5,931
Amortization of debt issuance costs	303	315
Lease incentives	—	1,186
Loss on disposal of businesses	673	1,533
Non-cash operating lease expense	4,085	3,760
Equity-based compensation	3,851	3,760
Deferred income taxes, net	—	3
Changes in operating assets and liabilities:
Accounts receivable	(914)	896
Inventory	(18,954)	15,511
Prepaid expenses and other current assets	2,757	(3,793)
Accounts payable	4,874	350
Income taxes payable	(1,533)	(1,179)
Accrued liabilities	4,593	(9,117)
Returns reserve	(1,568)	2,214
Deferred revenue	4,253	98
Lease liabilities	(3,992)	(3,815)
Net cash (used in) provided by operating activities	(4,198)	7,290
Cash flows from investing activities:
Purchases of intangible assets	(5)	(62)
Purchases of property and equipment	(2,726)	(3,618)
Net cash used in investing activities	(2,731)	(3,680)
Cash flows from financing activities:
Proceeds from line of credit, net of issuance costs	24,500	—
Repayment of line of credit	(10,000)	(21,100)
Repayment of debt	(1,200)	(2,800)
Taxes paid related to net share settlement of equity awards	(202)	(66)
Proceeds from issuances under equity-based compensation plans	93	90
Repurchase of shares	(1,189)	(299)
Net cash provided by (used in) financing activities	12,002	(24,175)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,310)	69
Net increase (decrease) in cash, cash equivalents and restricted cash	3,763	(20,496)
Cash, cash equivalents and restricted cash at beginning of period	24,029	48,373
Cash, cash equivalents and restricted cash at end of period	$27,792	$27,877

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$25,466	$25,876
Restricted cash, included in prepaid expenses and other current assets	582	2,001
Restricted cash, included in other assets	1,744	—
Total cash, cash equivalents and restricted cash	$27,792	$27,877
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
The Company generally provides refunds for goods returned within 30 to 45 days from the original purchase date. A returns reserve is recorded by the Company based on historical refund experience with a corresponding reduction of sales and cost of sales. The returns reserve was $7.9 million and $9.6 million as of June 30, 2024 and December 31, 2023, respectively.
The following table presents a summary of the Company’s sales return reserve:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$7,335	$4,944	$9,610	$3,968
Returns	(36,670)	(27,788)	(62,570)	(48,542)
Provision	37,265	28,951	60,890	50,681
Ending balance	$7,930	$6,107	$7,930	$6,107
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
Revenue recognized in net sales on breakage of gift cards and online credit for the three months ended June 30, 2024 and 2023 was $0.9 million and $0.3 million, respectively. Revenue recognized in net sales on breakage of gift cards and online credit for the six months ended June 30, 2024 and 2023 was $1.4 million and $0.6 million, respectively.
The following table presents the disaggregation of the Company’s net sales by geography, based on customer address:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
U.S.	$95,375	$79,967	$172,513	$152,593
Australia/New Zealand	45,650	48,037	79,165	89,483
Rest of world	7,906	8,024	14,093	14,437
Total	$148,931	$136,028	$265,771	$256,513
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

Note 3. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets are comprised of the following:

	June 30, 2024	December 31, 2023
Inventory prepayments	$6,393	$4,982
Other	9,469	13,034
Total prepaid expenses and other current assets	$15,862	$18,016
Note 4. Property and Equipment, Net
Property and equipment, net is comprised of the following:

	June 30, 2024	December 31, 2023
Furniture and fixtures	$3,368	$2,439
Machinery and equipment	4,600	6,008
Computer equipment and capitalized software	7,497	7,531
Leasehold improvements	26,058	27,680
Total property and equipment	41,523	43,658
Less: accumulated depreciation	(15,769)	(16,504)
Total property and equipment, net	$25,754	$27,154
Total depreciation expense was $1.5 million and $1.7 million for the three months ended June 30, 2024 and 2023, respectively, and was $3.0 million and $4.2 million for the six months ended June 30, 2024 and 2023, respectively.
Note 5. Goodwill
The carrying value of goodwill, as of June 30, 2024 and December 31, 2023, was $93.6 million and $94.9 million, respectively. No goodwill impairment was recorded during the three and six months ended June 30, 2024 or 2023.
The goodwill of the acquired companies is primarily related to expected improvements in technology performance and functionality, as well as sales growth from future product and service offerings and new customers, together with certain intangible assets that do not qualify for separate recognition. The goodwill of acquired companies is generally not deductible for tax purposes.
The following table summarizes goodwill activity:

Balance as of December 31, 2023	$94,898
Changes in foreign currency translation	(1,294)
Balance as of June 30, 2024	$93,604

Note 6. Intangible Assets
The gross amounts and accumulated amortization of acquired identifiable intangible assets with finite useful lives as of June 30, 2024 and December 31, 2023, included in intangible assets, net in the accompanying condensed consolidated balance sheets, are as follows:

		June 30, 2024		December 31, 2023
	Useful life	Weighted Average Amortization Period 2024	2024	Weighted Average Amortization Period 2023	2023
Customer relationships	4 years	0.7 years	$9,560	1.2 years	$21,640
Brands	10 years	6.4 years	83,473	6.9 years	84,023
Trademarks	5 years	0.8 years	105	1.3 years	107
Total intangible assets			93,138		105,770
Less: accumulated amortization			(34,617)		(41,448)
Total intangible assets, net			$58,521		$64,322
Amortization of acquired intangible assets with finite useful lives is included in general and administrative expenses and was $2.7 million and $2.9 million for the three months ended June 30, 2024 and 2023, respectively, and was $5.5 million and $5.9 million for the six months ended June 30, 2024 and 2023, respectively.
Future estimated amortization expense for acquired identifiable intangible assets is as follows:

Amortization Expense
Year ending December 31:
Remainder of 2024	$5,034
2025	9,496
2026	8,631
2027	8,347
2028	7,495
Thereafter	19,518
Total amortization expense	$58,521
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
The senior secured credit facility requires that the Company maintain a maximum total net leverage ratio of 3.50 to 1.00 as of the last day of any fiscal quarter, beginning with the fiscal quarter ended December 31, 2021 through maturity. The senior secured credit facility also requires that the Company maintain a minimum fixed charge coverage ratio of 1.25 to 1.00 as of the last day of any fiscal quarter, beginning with the fiscal quarter ended December 31, 2021 through maturity. In the event that the Company fails to comply with the financial covenant, the Company will have the option to make certain equity contributions, directly or indirectly, to cure any non-compliance with such covenant, subject to certain other conditions and limitations. The Company is required to make a mandatory prepayment as a percentage of excess cash flows, as defined in the Credit Agreement, in the period based on the Company triggering certain net debt leverage ratios. Specifically, a mandatory prepayment of 50% of excess cash flows is required if the Company’s net leverage ratio exceeds 2.75x, and a mandatory prepayment of 25% of excess cash flows is required if the Company’s net leverage ratio is greater than or equal to 2.25x. As of June 30, 2024, the Company was in compliance with all debt covenants.
During the six months ended June 30, 2024, the Company borrowed $24.5 million under its revolving line of credit, with final payoff due on September 24, 2026, and voluntarily repaid $10.0 million of the amounts outstanding under its revolving line of credit.
As of June 30, 2024, the all-in rate (Term SOFR plus the applicable margin) for the Company’s term loan and borrowings under the revolving line of credit was 8.71%.
Total Debt and Interest
Outstanding debt consisted of the following:

	June 30, 2024	December 31, 2023
Term loan	$93,250	$94,450
Revolving credit facility	14,500	—
Capitalized debt issuance costs	(843)	(1,056)
Total debt	106,907	93,394
Less: current portion	(6,300)	(3,300)
Total long-term debt	$100,607	$90,094
Interest expense, which included the amortization of debt issuance costs, totaled $2.7 million and $2.8 million for the three months ended June 30, 2024 and 2023, respectively, and totaled $5.0 million and $5.7 million for the six months ended June 30, 2024 and 2023, respectively. Additionally, as of June 30, 2024, the Company had $1.5 million of outstanding letters of credit.
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
The Company’s operating lease costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease costs	$2,767	$2,561	$5,415	$4,911
Variable lease costs	292	204	603	394
Short-term lease costs	104	93	188	187
Total lease costs	$3,163	$2,858	$6,206	$5,492
The Company does not have any sublease income and the Company’s lease agreements do not contain any residual value guarantees or material restrictive covenants.
Supplemental cash flow information relating to the Company’s operating leases was as follows:

	Six Months Ended June 30,
	2024	2023
Cash paid for operating lease liabilities	$5,189	$3,779
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	19,128	7,675
Other information relating to the Company’s operating leases was as follows:

	June 30, 2024	December 31, 2023
Weighted-average remaining lease term	6.7 years	6.4 years
Weighted-average discount rate	6.3%	5.1%
As of June 30, 2024, the maturities of operating lease liabilities were as follows:

Remainder of 2024	$4,695
2025	12,142
2026	11,105
2027	9,643
2028	8,713
Thereafter	26,001
Total remaining lease payments	72,299
Less: imputed interest	14,846
Total operating lease liabilities	57,453
Less: current portion	(7,258)
Long-term operating lease liabilities	$50,195

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
The following table summarizes our effective tax rate for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Loss before income taxes	$(1,795)	$(4,712)	$(10,709)	$(15,148)
(Provision for) benefit from income taxes	(466)	(328)	(485)	555
Effective tax rate	(26.0)%	(7.0)%	(4.5)%	3.7%
For the three and six months ended June 30, 2024, as compared to the same periods in the prior year, the Company’s effective tax rate changed due to higher projected income before income taxes in the U.S. and a full valuation allowance on the net deferred tax assets in Australia. The effective tax rate was lower than the U.S. statutory rate of 21.0% for the three and six months ended June 30, 2024 primarily due to non-deductible permanent differences in the U.S. and a full valuation allowance on the net deferred tax assets in Australia.
Note 10. Accrued Liabilities
Accrued liabilities consisted of the following:

	June 30, 2024	December 31, 2023
Accrued salaries and other benefits	$8,952	$8,428
Accrued freight costs	4,280	3,976
Sales tax payable	2,836	4,955
Accrued marketing costs	4,683	2,885
Accrued professional services	1,802	909
Other accrued liabilities	7,118	4,070
Total accrued liabilities	$29,671	$25,223
Note 11. Deferred Revenue
Deferred revenue consisted of the following:

	June 30, 2024	December 31, 2023
Gift cards	$10,901	$11,303
Other	5,010	479
Total deferred revenue	$15,911	$11,782

Note 12. Equity-based Compensation
Incentive Plans
2021 Omnibus Incentive Plan
In September 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Omnibus Incentive Plan (the “2021 Plan”) which became effective in connection with the IPO. The 2021 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units and other forms of equity and cash compensation. A total of 408,355 shares of the Company’s common stock, as adjusted for the Reverse Stock Split (refer to Note 13, “Stockholders’ Equity”), were initially reserved for issuance under the 2021 Plan. The number of shares of common stock reserved and available for issuance under the 2021 Plan increases on January 1 of each year by 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the compensation committee of the Company’s board of directors. On May 30, 2023, the Company’s stockholders approved an amendment to the 2021 Plan to increase the number of shares available for issuance under the 2021 Plan by 833,333 shares of the Company’s common stock, as adjusted for the Reverse Stock Split. On May 22, 2024, the Company’s stockholders approved an amendment to the 2021 Plan to increase the number of shares available for issuance under the 2021 Plan by 1,100,000 shares of the Company’s common stock. As of June 30, 2024, there were 2,662,075 shares reserved for issuance of awards under the 2021 Plan.
2021 Employee Stock Purchase Plan
In September 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Employee Stock Purchase Plan (the “ESPP”) which became effective in connection with the IPO. A total of 102,088 shares of the Company’s common stock, as adjusted for the Reverse Stock Split, were initially reserved for issuance under the ESPP. The number of shares reserved and available for issuance under the ESPP automatically increases on January 1 of each year by 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the compensation committee of the Company’s board of directors. As of June 30, 2024, there were 422,475 shares reserved for issuance under the ESPP.
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

In September 2023, an award, including 416,667 performance-based stock options (the “Bryett Award”), was issued to Wesley Bryett, a member of the Company’s board of directors, co-founder of Princess Polly and the Global CEO of Culture Kings. This award expires after ten years, or upon the termination of Mr. Bryett’s service to the Company, and includes four tranches of stock options that will vest and become exercisable based upon the achievement of various common stock price targets. The weighted average exercise price for the options in the Bryett Award is $109.27. Each tranche of stock options has a different derived service period, the average of which is approximately 5.5 years. As of June 30, 2024, no options issued as part of the Bryett Award had vested, the options held no intrinsic value, and total unrecognized compensation cost related to the Bryett Award was $1.0 million which is expected to be recognized over 4.7 years.
A summary of the Company's time-based stock option activity under the 2021 Plan for the six months ended June 30, 2024, is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance as of December 31, 2023	39,820	$81.47	8.06	$—
Granted	—	—
Exercised	—	—
Forfeited/Repurchased	—	—
Balance as of June 30, 2024	39,820	$81.47	7.57	$—
Vested as of June 30, 2024	28,294	$81.47	7.57	$—
As of June 30, 2024, there was $0.5 million of total unrecognized compensation cost related to unvested time-based stock options issued under the 2021 Plan, which is expected to be recognized over a weighted-average period of 1.0 year.
Restricted Stock Units
The 2021 Plan provides for the issuance of restricted stock units (“RSUs”). Time-based RSUs issued prior to March 31, 2022 vest over four years while all time-based RSUs issued after that date vest over three years.
In May 2024, an award (the “Interim CEO Award”) of 150,000 performance-based RSUs (“PSUs”) was issued to Ciaran Long, Interim Chief Executive Officer and Chief Financial Officer of the Company. The Interim CEO Award expires after five years, or upon the termination of Mr. Long’s service to the Company, and includes ten tranches of PSUs that will vest based upon the achievement of various common stock price targets. If any common stock price target is achieved for one or more tranches of PSUs prior to April 1, 2025, the vesting date for the applicable tranche(s) will be April 1, 2025. Each tranche of PSUs has a different derived service period, the average of which is approximately 2.9 years. As of June 30, 2024, the common stock price target for one tranche of PSUs issued as part of the Interim CEO Award had been achieved, and the total unrecognized compensation cost related to the Interim CEO Award was $0.4 million, which is expected to be recognized over 2.2 years.
A summary of the Company's time-based RSU activity under the 2021 Plan for the six months ended June 30, 2024, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of December 31, 2023	578,913	$15.67
Granted	59,504	10.91
Vested	(83,886)	21.33
Forfeited/Repurchased	(40,212)	14.70
Balance as of June 30, 2024	514,319	$14.21
As of June 30, 2024, there was $6.1 million of total unrecognized compensation cost related to unvested RSUs issued under the 2021 Plan, which is expected to be recognized over a weighted-average period of 1.5 years.

Incentive Units
The 2018 Plan provided for the issuance of time-based incentive units and performance-based incentive units. Time-based incentive units generally vest over four years. Performance-based incentive units vested upon the satisfaction of the performance condition as described further below.
Time-Based Incentive Partnership Units
The following table summarizes time-based incentive unit activity under the 2018 Plan for the six months ended June 30, 2024:

	Number of Units	Weighted Average Grant Date Fair Value	Weighted Average Participation Threshold	Aggregate Intrinsic Value
Balance as of December 31, 2023	1,360,067	$1.50	$20.01	$—
Granted	—	—	—
Vested	(848,947)	1.45	18.40
Forfeited/Repurchased	(30,083)	1.34	22.68
Balance as of June 30, 2024	481,037	$1.60	$22.68	$—
Vested as of June 30, 2024	8,710,167
As of June 30, 2024, there was $0.6 million of total unrecognized compensation cost related to unvested time-based incentive units issued under the 2018 Plan, which is expected to be recognized over a weighted average period of 0.6 years.
ESPP Purchase Rights
A six-month offering period for the ESPP ended on May 31, 2024. There were 11,580 shares purchased using ESPP purchase rights with a weighted average purchase price of $8.05.
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
The following table summarizes the Company’s equity-based compensation expense by award type for all Plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	$179	$125	$359	$249
RSUs	1,242	988	2,370	2,016
ESPP purchase rights	20	63	40	126
Time-based incentive units	454	648	1,082	1,369
Total	$1,895	$1,824	$3,851	$3,760
Note 13. Stockholders’ Equity
Preferred Stock
In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 50,000,000 shares of undesignated preferred stock with a par value of $0.001 per share with rights and preferences, including voting rights, designated from time to time by the Company’s board of directors. There were no shares of preferred stock issued and outstanding as of June 30, 2024.

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
On September 29, 2023, the Company effected a one-for-12 reverse stock split of its common stock (the “Reverse Stock Split”). No fractional shares were issued in connection with the Reverse Stock Split and all holders of such fractional interests received cash equal to such fraction multiplied by the average of the closing sales prices of the Company’s common stock during the regular trading hours for the five consecutive trading days immediately preceding the effective date of the Reverse Stock Split, with such average closing sales prices being adjusted to give effect to the Reverse Stock Split. All references in these condensed consolidated financial statements to the Company’s outstanding common stock, including per share information, prior to the Reverse Stock Split have been retrospectively adjusted to reflect the Reverse Stock Split.
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
During the three months ended June 30, 2024, inclusive of repurchases under the Share Repurchase Program and shares surrendered by employees to satisfy tax obligations, the Company repurchased 19,723 shares of its common stock for $0.2 million, at an average price of $12.07 per share. During the six months ended June 30, 2024, inclusive of repurchases under the Share Repurchase Program and shares surrendered by employees to satisfy tax obligations, the Company repurchased 133,682 shares of its common stock for $1.4 million, at an average price of $10.35 per share.
Note 14. Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share and a reconciliation of the weighted average number of shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(2,261)	$(5,040)	$(11,194)	$(14,593)
Denominator:
Weighted-average common shares outstanding, basic and diluted	10,501,057	10,761,511	10,509,810	10,757,470
Net loss per share:
Net loss per share, basic and diluted	$(0.22)	$(0.47)	$(1.07)	$(1.36)

Basic net income (loss) per share is calculated by dividing net income (loss) for the period by the weighted-average number of shares of common stock for the period. Diluted net income (loss) per share has been calculated in a manner consistent with that of basic net income (loss) per share while giving effect to shares issuable upon exercise and/or vesting of potentially dilutive stock option and RSU grants, as well as ESPP purchase rights, outstanding during the period, if applicable. Due to the net loss for all periods shown, no potentially dilutive securities had an impact on diluted loss per share for any period. For the three months ended June 30, 2024 and 2023, 406,509 and 362,894 shares (as adjusted for the Reverse Stock Split), respectively, were excluded from the calculation of weighted-average diluted common shares outstanding as they had an anti-dilutive effect. For the six months ended June 30, 2024 and 2023, 414,587 and 372,073 shares (as adjusted for the Reverse Stock Split), respectively, were excluded from the calculation of weighted-average diluted common shares outstanding as they had an anti-dilutive effect.
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
Legal Proceeding
In April 2024, the Company received a cease and desist letter alleging copyright infringement and related claims. This matter has not proceeded to litigation as of the date that these condensed consolidated financial statements are issued, and, while there is a reasonable possibility that a loss may be incurred, the possible loss or range of loss is not estimable based on currently available information. Accordingly, no loss has been accrued in these condensed consolidated financial statements related to such claims.
Note 16. Subsequent Events
The Company has evaluated subsequent events occurring through the date that these financial statements were issued, and determined the following subsequent event occurred that would require disclosure in these financial statements.
Draw on Revolving Line of Credit
On July 22, 2024, the Company borrowed $10.0 million under the revolving line of credit, which is part of the Company’s senior secured credit facility. The initial applicable interest rate for the borrowings is 8.71% and final payoff is due on September 24, 2026.

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
The following table sets forth our key operating metrics for each period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, other than dollar figures)	2024	2023	2024	2023
Active customers	4.01	3.59	4.01	3.59
Average order value	$78	$82	$77	$81
Number of orders	1.92	1.65	3.44	3.15
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
Key Financial Metrics
The following table sets forth our key financial metrics prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and non-GAAP financial metrics for each period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Gross margin	58%	57%	57%	57%
Net loss	$(2,261)	$(5,040)	$(11,194)	$(14,593)
Net loss margin	(2)%	(4)%	(4)%	(6)%
Adjusted EBITDA	$8,012	$5,568	$8,885	$7,754
Adjusted EBITDA margin	5%	4%	3%	3%
Net cash (used in) provided by operating activities			$(4,198)	$7,290
Free Cash Flow			$(6,924)	$3,672
Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), Adjusted EBITDA margin and Free Cash Flow are non-GAAP measures. See “Non-GAAP Financial Measures” below for information regarding our use of Adjusted EBITDA, Adjusted EBITDA margin and Free Cash Flow and their reconciliation to net income (loss), net income (loss) margin and net cash from operating activities, respectively.
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
The following table reflects a reconciliation of Adjusted EBITDA to net loss and Adjusted EBITDA margin to net loss margin, the most directly comparable financial measures prepared in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Net loss	$(2,261)	$(5,040)	$(11,194)	$(14,593)
Add (deduct):
Total other expense, net	2,431	3,591	5,252	7,476
Provision for (benefit from) income tax	466	328	485	(555)
Depreciation and amortization expense	4,270	4,720	8,568	10,161
Equity-based compensation expense	1,895	1,824	3,851	3,760
Non-routine items*	1,211	145	1,923	1,505
Adjusted EBITDA	$8,012	$5,568	$8,885	$7,754
Net loss margin	(2)%	(4)%	(4)%	(6)%
Adjusted EBITDA margin	5%	4%	3%	3%
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

The following table presents a reconciliation of Free Cash Flow to net cash (used in) provided by operating activities, the most directly comparable financial measure prepared in accordance with GAAP:

	Six Months Ended June 30,
(dollars in thousands)	2024	2023
Net cash (used in) provided by operating activities	$(4,198)	$7,290
Less: purchases of property and equipment	(2,726)	(3,618)
Free Cash Flow	$(6,924)	$3,672
Our Free Cash Flow has fluctuated over time primarily as a result of timing of inventory purchases, purchases of property and equipment and fluctuations in earnings.
For the six months ended June 30, 2024, net cash (used in) provided by operating activities decreased by $11.5 million compared to net cash (used in) provided by operating activities for the six months ended June 30, 2023. This was attributable primarily to more cash used to purchase inventory in the current period, as compared to the prior period, to support growth in the U.S., partially offset by timing of payments.
For the six months ended June 30, 2024, Free Cash Flow decreased by $10.6 million compared to Free Cash Flow for the six months ended June 30, 2023. This was attributable primarily to more cash used to purchase inventory in the current year, as compared to the prior year, to support growth in the U.S., partially offset by the timing of planned capital expenditures and the timing of payments.
Factors Affecting Our Performance
Macroeconomic Environment
The macroeconomic environment in which we operate has been and, we anticipate, will continue to be pressured by adverse conditions worldwide. Inflationary pressures on consumers globally, particularly on our Australian customers, and our supply chain, elevated interest rates and shifts in global spending in anticipation of a potential economic slowdown or recession have pressured our net sales. Additionally, lower return on marketing investments, increasing labor rates, a higher-than-historical competitive promotional environment and higher merchandise returns, all stemming from the pressures previously identified, led to reduced operating income and Adjusted EBITDA performance, as well as impairment to goodwill in previous years. Consequently, our business and results of operations, including earnings and cash flows, could continue to be adversely impacted, including as a result of:
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net sales	$148,931	$136,028	$265,771	$256,513
Cost of sales	62,962	58,672	114,128	110,657
Gross profit	85,969	77,356	151,643	145,856
Operating expenses:
Selling	41,191	35,932	75,406	70,338
Marketing	18,275	18,354	33,154	33,131
General and administrative	25,867	24,191	48,540	50,059
Total operating expenses	85,333	78,477	157,100	153,528
Income (loss) from operations	636	(1,121)	(5,457)	(7,672)
Other expense, net:
Interest expense	(2,676)	(2,841)	(4,954)	(5,692)
Other income (expense)	245	(750)	(298)	(1,784)
Total other expense, net	(2,431)	(3,591)	(5,252)	(7,476)
Loss before income taxes	(1,795)	(4,712)	(10,709)	(15,148)
(Provision for) benefit from income taxes	(466)	(328)	(485)	555
Net loss	$(2,261)	$(5,040)	$(11,194)	$(14,593)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	100%	100%	100%	100%
Cost of sales	42%	43%	43%	43%
Gross profit	58%	57%	57%	57%
Operating expenses:
Selling	28%	26%	28%	27%
Marketing	12%	13%	12%	13%
General and administrative	17%	18%	18%	20%
Total operating expenses	57%	58%	59%	60%
Income (loss) from operations	—%	(1%)	(2%)	(3%)
Other expense, net:
Interest expense	(2%)	(2%)	(2%)	(2%)
Other income (expense)	—%	(1%)	—%	(1%)
Total other expense, net	(2%)	(3%)	(2%)	(3%)
Loss before income taxes	(1%)	(3%)	(4%)	(6%)
(Provision for) benefit from income taxes	—%	—%	—%	—%
Net loss	(2%)	(4%)	(4%)	(6%)

Comparison of the Three Months Ended June 30, 2024 and 2023
Net Sales

	Three Months Ended June 30,
(in thousands)	2024	2023
Net sales	$148,931	$136,028
Net sales increased by $12.9 million, or 9%, for the three months ended June 30, 2024 compared to the same period in 2023. The increase in net sales was primarily driven by a 16% increase in the number of orders we processed in the three months ended June 30, 2024 compared to the same period in 2023, partially offset by a decrease in our average order value of 5%, from $82 in 2023 to $78 in 2024. The increase in the number of orders was primarily driven by growth in the U.S. The decrease in our average order value was primarily due to adverse macroeconomic conditions in Australia and New Zealand and actions taken to improve our inventory position at Culture Kings. On a constant currency basis, net sales and average order value for the three months ended June 30, 2024 would have increased 10% and decreased 5%, respectively, as compared to the same period in 2023.
Cost of Sales

	Three Months Ended June 30,
(dollars in thousands)	2024	2023
Cost of sales	$62,962	$58,672
Percent of net sales	42%	43%
Cost of sales increased by $4.3 million, or 7%, for the three months ended June 30, 2024 compared to the same period in 2023. This increase was primarily driven by the 9% increase in net sales for the three months ended June 30, 2024 and the effect of growing wholesale and marketplace initiatives, partially offset by lower inbound air freight costs and duties. The decrease in cost of sales as a percentage of net sales was primarily due to lower inbound air freight costs and duties, partially offset by the effect of growing wholesale initiatives, as well as growing marketplace initiatives, which have a higher return rate than direct-to-consumer sales.
Gross Profit

	Three Months Ended June 30,
(dollars in thousands)	2024	2023
Gross profit	$85,969	$77,356
Gross margin	58%	57%
Gross profit increased by $8.6 million, or 11%, for the three months ended June 30, 2024 compared to the same period in 2023. This increase was primarily due to the 9% increase in net sales for the three months ended June 30, 2024 and lower inbound air freight costs and duties, partially offset by the effect of growing wholesale and marketplace initiatives. Gross margin increased due to lower inbound air freight costs and duties, partially offset by the effect of growing wholesale initiatives, as well as growing marketplace initiatives, which have a higher return rate than direct-to-consumer sales.
Selling Expenses

	Three Months Ended June 30,
(dollars in thousands)	2024	2023
Selling	$41,191	$35,932
Percent of net sales	28%	26%
Selling expenses increased by $5.3 million, or 15%, for the three months ended June 30, 2024 compared to the same period in 2023. This increase was driven by the 9% increase in net sales for the three months ended June 30, 2024, and the impact from growing marketplace initiatives and the opening of additional stores. The increase in selling expenses as a percentage of net sales was primarily due to growing marketplace initiatives and the opening of additional stores.

Marketing Expenses

	Three Months Ended June 30,
(dollars in thousands)	2024	2023
Marketing	$18,275	$18,354
Percent of net sales	12%	13%
Marketing expenses were flat for the three months ended June 30, 2024 compared to the same period in 2023. The decrease in marketing expenses as a percentage of net sales was primarily due to higher net sales in the second quarter compared to last year, which include the impact of growing wholesale and marketplace initiatives that require reduced marketing investment.
General and Administrative Expenses

	Three Months Ended June 30,
(dollars in thousands)	2024	2023
General and administrative	$25,867	$24,191
Percent of net sales	17%	18%
General and administrative expenses increased by $1.7 million, or 7%, for the three months ended June 30, 2024 compared to the same period in 2023, primarily due to an increase in incentive compensation. The decrease in general and administrative expenses as a percentage of net sales was primarily due to higher sales in the second quarter compared to last year.
Other Expense, Net

	Three Months Ended June 30,
(dollars in thousands)	2024	2023
Other expense, net:
Interest expense	$(2,676)	$(2,841)
Other income (expense)	245	(750)
Total other expense, net	$(2,431)	$(3,591)
Percent of net sales	(2)%	(3)%
Total other expense, net decreased by $1.2 million, or 32%, for the three months ended June 30, 2024 compared to the same period in 2023, primarily due to the impact of changes in foreign currency exchange rates and lower interest expense from a reduction in our long-term debt balance.
Provision For Income Taxes

	Three Months Ended June 30,
(dollars in thousands)	2024	2023
Provision for income taxes	$(466)	$(328)
Percent of net sales	—%	—%
Provision for income tax changed by $0.1 million, or 42% for the three months ended June 30, 2024 compared to the same period in 2023. This change was due to an increase in the valuation allowance on the deferred tax assets in Australia, as well as an increase in income before income taxes in the United States.

Comparison of the Six Months Ended June 30, 2024 and 2023
Net Sales

	Six Months Ended June 30,
(dollars in thousands)	2024	2023
Net sales	$265,771	$256,513
Net sales increased by $9.3 million, or 4%, for the six months ended June 30, 2024 compared to the same period in 2023. The increase in net sales was primarily driven by a 9% increase in the number of orders we processed in 2024 compared to 2023, partially offset by a decrease in our average order value of 5%, from $81 in 2023 to $77 in 2024. The increase in the number of orders was primarily driven by growth in the U.S. The decrease in our average order value was primarily due to adverse macroeconomic conditions in Australia and New Zealand and actions taken to improve our inventory position at Culture Kings. On a constant currency basis, net sales and average order value for the six months ended June 30, 2024 would have increased 5% and decreased 4%, respectively.
Cost of Sales

	Six Months Ended June 30,
(dollars in thousands)	2024	2023
Cost of sales	$114,128	$110,657
Percent of net sales	43%	43%
Cost of sales increased by $3.5 million, or 3%, for the six months ended June 30, 2024 compared to the same period in 2023. This increase was primarily driven by the 4% increase in net sales in 2024, as compared to 2023, and the effect of growing wholesale and marketplace initiatives, partially offset by lower inbound air freight costs and duties during 2024. Cost of sales as a percent of net sales was flat for the six months ended June 30, 2024, as compared to the same period in 2023. However, cost of sales as a percent of net sales would have decreased due to lower inbound air freight costs and duties if not offset by the effect of growing wholesale initiatives, as well as growing marketplace initiatives, which have a higher return rate than direct-to-consumer sales.
Gross Profit

	Six Months Ended June 30,
(dollars in thousands)	2024	2023
Gross profit	$151,643	$145,856
Gross margin	57%	57%
Gross profit increased by $5.8 million, or 4%, for the six months ended June 30, 2024 compared to the same period in 2023. This increase was primarily driven by the 4% increase in net sales in 2024, as compared to 2023, and lower inbound air freight costs and duties, partially offset by the effect of growing wholesale and marketplace initiatives. Gross margin was flat for the six months ended June 30, 2024, as compared to the same period in 2023. However, gross margin would have increased due to lower inbound air freight costs and duties if not offset by the effect of growing wholesale initiatives, as well as growing marketplace initiatives, which have a higher return rate than direct-to-consumer sales.
Selling Expenses

	Six Months Ended June 30,
(dollars in thousands)	2024	2023
Selling	$75,406	$70,338
Percent of net sales	28%	27%
Selling expenses increased by $5.1 million, or 7%, for the six months ended June 30, 2024 compared to the same period in 2023. This increase was driven by the 4% increase in net sales for the six months ended June 30, 2024, and the impact from growing marketplace initiatives and the opening of additional stores. The increase in selling expenses as a percentage of net sales was primarily due to growing marketplace initiatives and the opening of additional stores.

Marketing Expenses

	Six Months Ended June 30,
(dollars in thousands)	2024	2023
Marketing	$33,154	$33,131
Percent of net sales	12%	13%

Marketing expenses were flat for the six months ended June 30, 2024 compared to the same period in 2023. The decrease in marketing expenses as a percentage of net sales was primarily due to higher net sales for the six months ended June 30, 2024 compared to the same period in 2023, which include the impact of growing wholesale and marketplace initiatives that require reduced marketing investment.
General and Administrative Expenses

	Six Months Ended June 30,
(dollars in thousands)	2024	2023
General and administrative	$48,540	$50,059
Percent of net sales	18%	20%
General and administrative expenses decreased by $1.5 million, or 3%, for the six months ended June 30, 2024 compared to the same period in 2023. The decrease, as well as the decrease in general and administrative expenses as a percentage of net sales, was primarily driven by a $1.6 million decrease in professional and administrative fees, a $1.5 million decrease in sales tax penalties and interest, a $1.1 million decrease in intangible amortization and a $0.6 million decrease in insurance costs. Partially offsetting these decreases was a $2.1 million increase in incentive compensation and a $1.1 million increase in non-routine legal matters.
Other Expense, Net

	Six Months Ended June 30,
(dollars in thousands)	2024	2023
Other expense, net:
Interest expense	$(4,954)	$(5,692)
Other expense	(298)	(1,784)
Total other expense, net	$(5,252)	$(7,476)
Percent of net sales	(2)%	(3)%
Other expense, net decreased by $2.2 million, or 30%, for the six months ended June 30, 2024 compared to the same period in 2023, primarily due to lower interest expense from a reduction in our long-term debt balance, the impact of changes in foreign currency exchange rates and the loss recognized on the sale of the Rebdolls reporting unit last year.
(Provision For) Benefit From Income Taxes

	Six Months Ended June 30,
(dollars in thousands)	2024	2023
(Provision for) benefit from income taxes	$(485)	$555
Percent of net sales	—%	—%
Provision for income taxes increased by $1.0 million, or 187% for the six months ended June 30, 2024 compared to the same period in 2023. This change was due to an increase in the valuation allowance on the deferred tax assets in Australia, as well as an increase in the income before income taxes in the United States.

Liquidity and Capital Resources
As of June 30, 2024, our principal sources of liquidity were cash and cash equivalents totaling $25.5 million, our revolving line of credit and our term loan accordion provision.
As of June 30, 2024, most of our cash was held for working capital purposes. We have historically financed our operations and capital expenditures primarily through cash flows generated by operations, the incurrence of debt and through the issuance of equity. We believe that our existing cash, together with cash generated from operations and available borrowing capacity under our credit facilities and lines of credit, will be sufficient to meet our anticipated cash needs for the next 12 months. We believe that cash generated from ongoing operations and continued access to debt markets will be sufficient to satisfy our cash requirements beyond 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. We may seek to borrow funds under our credit facility or raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section of our 2023 Form 10-K captioned “Risk Factors.” We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all. The inability to raise capital if needed would adversely affect our ability to achieve our business objectives.
Senior Secured Credit Facility
In connection with our initial public offering (the “IPO”), we entered into a senior secured credit facility comprised of a $100.0 million term loan and a $50.0 million revolving line of credit, with an option of up to $50.0 million in an additional term loan through an accordion provision. We used borrowings under this credit facility, together with a portion of the proceeds from the IPO, to repay our previous debt in full. As of June 30, 2024, we owed a combined $93.3 million in term loan and accordion borrowings, as well as $14.5 million borrowed under the revolving line of credit. The term loan requires us to make amortized annual payments of 5.0% during the first and second years, 7.5% during the third and fourth years and 10.0% during the fifth year with the balance of the loan due at maturity. Borrowings under the term loan accrue interest at Term SOFR (as defined in the credit agreement for the senior secured credit facility (the “Credit Agreement”)) plus an applicable margin dependent upon our net leverage ratio, as defined in the Credit Agreement. The revolving line of credit, when used, also accrues interest at Term SOFR plus an applicable margin dependent upon our net leverage ratio. The highest interest rates under the Credit Agreement for both the term loan and the revolving line of credit occur at a net leverage ratio of greater than 2.75x, yielding an interest rate of a benchmark rate plus 3.25%. The accordion provision allows us to borrow additional amounts of term loan at terms to be agreed upon at the time of issuance, but on substantially the same basis as the original term loan. As of June 30, 2024, principal payments of our term loan and accordion for the next twelve months are anticipated to total $6.3 million, which reflects the impact of the early prepayments made in 2023 and 2024.
Under the senior secured credit facility, we are subject to certain financial covenant ratios and certain annual mandatory prepayment terms based on excess cash flows, as defined in the Credit Agreement, based on our net leverage ratio. If we are unable to comply with certain financial covenant ratios, which include provisions that are not precisely defined and are subject to interpretation, and terms requiring mandatory prepayment based on a percentage of excess cash flows, our long-term liquidity position may be adversely impacted. Furthermore, the variable interest rates associated with our senior secured credit facility could result in interest payments that are higher than anticipated. We were in compliance with all debt covenants as of June 30, 2024, and expect to be in compliance beyond the next 12 months, although our ability to meet these financial ratios and tests can be affected by the interpretation of certain provisions in our Credit Agreement, macro-economic factors and the seasonality of our business, which is more concentrated in the third and fourth fiscal quarters.
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

Historical Cash Flows

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash (used in) provided by operating activities	$(4,198)	$7,290
Net cash used in investing activities	(2,731)	(3,680)
Net cash provided by (used in) financing activities	12,002	(24,175)
Net Cash (Used in) Provided by Operating Activities
Net cash (used in) provided by operating activities consists primarily of net income (loss) adjusted for certain non-cash items, including depreciation, amortization, equity-based compensation, the effect of changes in working capital and other activities.
During the six months ended June 30, 2024, net cash (used in) provided by operating activities decreased by $11.5 million as compared to the same period in 2023. This was attributable primarily to more cash used to purchase inventory in the current period, as compared to the prior period, to support growth in the U.S., partially offset by timing of payments.
Net Cash Used in Investing Activities
Our primary investing activities have consisted of acquisitions to support our overall business growth, investments in our fulfillment centers and our internally developed software to support our infrastructure, and investments in stores. Purchases of property and equipment may vary from period to period due to timing of the expansion of our operations.
During the six months ended June 30, 2024, net cash used in investing activities decreased by $0.9 million, as compared to the same period in 2023. This was attributable to the timing of planned capital expenditures.
Net Cash Provided by (Used in) Financing Activities
Our financing activities have historically consisted of cash proceeds from borrowings, cash used to pay down borrowings, cash received from the sale of our common stock in the IPO and cash used to repurchase shares of our common stock.
During the six months ended June 30, 2024, net cash (used in) provided by financing activities increased by $36.2 million, as compared to the same period in 2023. This was primarily attributable to the $13.3 million in net proceeds from our senior secured credit facility in 2024, as well as the net repayment of $23.9 million in 2023 of borrowings issued under our senior secured credit facility.
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
During the three months ended June 30, 2024, we repurchased 11,046 shares of our common stock under the Share Repurchase Program for $0.1 million, at an average price of $11.41 per share. During the six months ended June 30, 2024, we repurchased 117,199 shares of our common stock under the Share Repurchase Program for $1.2 million, at an average price of $10.16 per share.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation is performed to determine whether our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Due to the material weaknesses described below, our Interim Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2024. Nevertheless, based on the performance of additional procedures by management designed to ensure reliability of financial reporting, the Company’s management has concluded that, notwithstanding the material weaknesses described below, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with GAAP.
Material Weaknesses
We have identified two material weaknesses in the design and operation of our internal control over financial reporting in connection with the preparation of our financial statements, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, that had not been remediated as of June 30, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company’s management, including our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024:
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
While progress has been made to remediate both of the material weaknesses above, as of June 30, 2024, we were still in the process of developing and implementing the enhanced processes and procedures and testing the operating effectiveness of these improved controls. We provided process and controls training and have incorporated ongoing training and monitoring as part of our overall control environment. We implemented and continue to implement control improvements and have focused on the increased operational effectiveness of our controls. We selected an ERP system, hired an implementation partner and are in the process of implementation which will provide improvements to our IT-dependent and application controls to help prevent and detect errors, enforce segregation of duties and strengthen controls around manual journal entries. We believe our actions will be effective in remediating the material weaknesses, and we continue to devote significant time and attention to these efforts. In addition, the material weaknesses will not be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weaknesses above were not remediated as of June 30, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are subject to legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties. We currently are not certain whether the ultimate outcome of such legal proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our results of operations in the period in which the ruling occurs. The estimate of the potential impact from such legal proceedings on our financial position or results of operations could change in the future.
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
The following table sets forth our share repurchase activity, on a settlement date basis, for the three months ended June 30, 2024:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (millions)[2]
April 1, 2024 - April 30, 2024	15,519	$10.74	9,948	$1.7
May 1, 2024 - May 31, 2024	2,101	18.71	1,098	1.7
June 1, 2024 - June 30, 2024	2,103	15.22	—	1.7
Total	19,723		11,046
1. 8,677 of these shares represent shares of common stock surrendered by certain of our employees to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of restricted shares of common stock issued under the 2021 Omnibus Incentive Plan. With respect to these surrendered shares, the price paid per share is based on the fair value at the time of surrender.
2.Reflects the dollar value of shares that may yet be repurchased under the Share Repurchase Program announced on May 25, 2023. The Company’s board of directors initially authorized the repurchase of an aggregate of $2.0 million of shares of common stock pursuant to the Share Repurchase Program. On December 18, 2023, the Company announced its board of directors approved an additional repurchase capacity under the Share Repurchase Program of $3.0 million of shares of the Company’s common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2024, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

a.k.a. Brands Holding Corp.

Date: August 7, 2024	By:	/s/ Ciaran Long
	Name:	Ciaran Long
	Title:	Interim Chief Executive Officer and Chief Financial Officer
(Authorized Signatory and Principal Executive, Financial and Accounting Officer)