Form 10-Q
period 2024-09-30
A.K.A. BRANDS HOLDING CORP.
filed 2024-11-07
CIK 1865107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________________________________
FORM 10-Q
__________________________________________________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 5, 2024, the registrant had 10,640,393 shares of common stock outstanding.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$23,077	$21,859
Accounts receivable, net	6,690	4,796
Inventory	106,030	91,024
Prepaid income taxes	1,369	—
Prepaid expenses and other current assets	19,111	18,016
Total current assets	156,277	135,695
Property and equipment, net	29,382	27,154
Operating lease right-of-use assets	62,332	37,465
Intangible assets, net	56,130	64,322
Goodwill	96,012	94,898
Deferred tax assets	1,539	1,569
Other assets	2,429	618
Total assets	$404,101	$361,721
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$30,598	$28,279
Accrued liabilities	33,198	25,223
Sales returns reserve	8,331	9,610
Deferred revenue	12,880	11,782
Income taxes payable	—	257
Operating lease liabilities, current	7,523	7,510
Current portion of long-term debt	6,300	3,300
Total current liabilities	98,830	85,961
Long-term debt	105,610	90,094
Operating lease liabilities	60,931	35,344
Other long-term liabilities	1,798	1,704
Total liabilities	267,169	213,103
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; zero shares issued or outstanding as of each of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 10,631,326 and 10,567,881 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	128	128
Additional paid-in capital	470,194	466,172
Accumulated other comprehensive loss	(49,344)	(50,269)
Accumulated deficit	(284,046)	(267,413)
Total stockholders’ equity	136,932	148,618
Total liabilities and stockholders’ equity	$404,101	$361,721
The accompanying notes are an integral part of these condensed consolidated financial statements.

a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$149,903	$140,833	$415,674	$397,346
Cost of sales	62,983	62,865	177,111	173,522
Gross profit	86,920	77,968	238,563	223,824
Operating expenses:
Selling	41,887	36,660	117,293	106,998
Marketing	19,278	18,511	52,432	51,642
General and administrative	27,827	24,622	76,367	74,681
Goodwill impairment	—	68,524	—	68,524
Total operating expenses	88,992	148,317	246,092	301,845
Loss from operations	(2,072)	(70,349)	(7,529)	(78,021)
Other expense, net:
Interest expense	(2,707)	(2,798)	(7,661)	(8,490)
Other expense	(750)	(541)	(1,048)	(2,325)
Total other expense, net	(3,457)	(3,339)	(8,709)	(10,815)
Loss before income taxes	(5,529)	(73,688)	(16,238)	(88,836)
Benefit from (provision for) income taxes	90	3,278	(395)	3,833
Net loss	$(5,439)	$(70,410)	$(16,633)	$(85,003)
Net loss per share:
Basic and diluted	$(0.51)	$(6.58)	$(1.58)	$(7.92)
Weighted average shares outstanding:
Basic and diluted	10,595,526	10,695,621	10,538,591	10,736,628
The accompanying notes are an integral part of these condensed consolidated financial statements.

a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(5,439)	$(70,410)	$(16,633)	$(85,003)
Other comprehensive income (loss):
Currency translation	4,332	(6,552)	925	(12,407)
Total comprehensive loss	$(1,107)	$(76,962)	$(15,708)	$(97,410)
The accompanying notes are an integral part of these condensed consolidated financial statements.

a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	10,567,881	$128	$466,172	$(50,269)	$(267,413)	$148,618
Equity-based compensation	—	—	1,956	—	—	1,956
Issuance of common stock under employee equity plans, net of shares withheld	19,458	—	(88)	—	—	(88)
Repurchase of shares	(104,103)	—	(1,063)	—	—	(1,063)
Cumulative translation adjustment	—	—	—	(4,980)	—	(4,980)
Net loss	—	—	—	—	(8,933)	(8,933)
Balance as of March 31, 2024	10,483,236	128	466,977	(55,249)	(276,346)	135,510
Equity-based compensation	—	—	1,895	—	—	1,895
Issuance of common stock under employee equity plans, net of shares withheld	59,279	—	(21)	—	—	(21)
Repurchase of shares	(13,096)	—	(125)	—	—	(125)
Cumulative translation adjustment	—	—	—	1,573	—	1,573
Net loss	—	—	—	—	(2,261)	(2,261)
Balance as of June 30, 2024	10,529,419	128	468,726	(53,676)	(278,607)	136,571
Equity-based compensation	—	—	2,136	—	—	2,136
Issuance of common stock under employee equity plans, net of shares withheld	104,706	—	(585)	—	—	(585)
Repurchase of shares	(2,799)	—	(83)	—	—	(83)
Cumulative translation adjustment	—	—	—	4,332	—	4,332
Net loss	—	—	—	—	(5,439)	(5,439)
Balance as of September 30, 2024	10,631,326	$128	$470,194	$(49,344)	$(284,046)	$136,932

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
* Adjusted for the one-for-12 Reverse Stock Split. Refer to Note 13, “Stockholders’ Equity.”

a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(16,633)	$(85,003)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	4,720	5,912
Amortization expense	8,303	8,782
Amortization of debt issuance costs	451	470
Lease incentives	—	1,499
Loss on disposal of businesses	673	1,533
Non-cash operating lease expense	6,524	5,786
Equity-based compensation	5,987	5,478
Deferred income taxes, net	16	3
Goodwill impairment	—	68,524
Changes in operating assets and liabilities:
Accounts receivable, net	(1,803)	111
Inventory	(16,725)	20,428
Prepaid expenses and other current assets	(397)	(5,448)
Accounts payable	2,276	7,495
Income taxes payable	(1,625)	(4,528)
Accrued liabilities	7,839	(10,912)
Sales returns reserve	(1,199)	3,714
Deferred revenue	1,083	(4)
Lease liabilities	(5,828)	(5,798)
Net cash (used in) provided by operating activities	(6,338)	18,042
Cash flows from investing activities:
Purchases of intangible assets	(5)	(59)
Purchases of property and equipment	(7,689)	(5,462)
Net cash used in investing activities	(7,694)	(5,521)
Cash flows from financing activities:
Proceeds from line of credit, net of issuance costs	34,500	—
Repayment of line of credit	(13,000)	(33,100)
Repayment of debt	(3,300)	(4,200)
Taxes paid related to net share settlement of equity awards	(786)	(107)
Proceeds from issuances under equity-based compensation plans	93	90
Repurchase of shares	(1,272)	(910)
Net cash provided by (used in) financing activities	16,235	(38,227)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(674)	(63)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,529	(25,769)
Cash, cash equivalents and restricted cash at beginning of period	24,029	48,373
Cash, cash equivalents and restricted cash at end of period	$25,558	$22,604

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$23,077	$20,742
Restricted cash, included in prepaid expenses and other current assets	538	1,862
Restricted cash, included in other assets	1,943	—
Total cash, cash equivalents and restricted cash	$25,558	$22,604
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
The Company generally provides refunds for goods returned within 30 to 45 days from the original purchase date. A returns reserve is recorded by the Company based on historical refund experience with a corresponding reduction of sales and cost of sales. The returns reserve was $8.3 million and $9.6 million as of September 30, 2024 and December 31, 2023, respectively.
The following table presents a summary of the Company’s sales return reserve:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning balance	$7,930	$6,107	$9,610	$3,968
Returns	(33,474)	(27,431)	(96,044)	(74,306)
Provision	33,875	28,806	94,765	77,820
Ending balance	$8,331	$7,482	$8,331	$7,482
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
Revenue recognized in net sales on breakage of gift cards and online credit for each of the three months ended September 30, 2024 and 2023 was $0.4 million. Revenue recognized in net sales on breakage of gift cards and online credit for the nine months ended September 30, 2024 and 2023 was $1.8 million and $1.0 million, respectively.
The following table presents the disaggregation of the Company’s net sales by geography, based on customer address:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
U.S.	$100,180	$83,846	$272,693	$236,439
Australia/New Zealand	43,938	50,022	123,103	139,505
Rest of world	5,785	6,965	19,878	21,402
Total	$149,903	$140,833	$415,674	$397,346
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

Note 3. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets are comprised of the following:

	September 30, 2024	December 31, 2023
Inventory prepayments	$8,248	$4,982
Other	10,863	13,034
Total prepaid expenses and other current assets	$19,111	$18,016
Note 4. Property and Equipment, Net
Property and equipment, net is comprised of the following:

	September 30, 2024	December 31, 2023
Furniture and fixtures	$5,243	$2,439
Machinery and equipment	4,760	6,008
Computer equipment and capitalized software	7,968	7,531
Leasehold improvements	29,316	27,680
Total property and equipment	47,287	43,658
Less: accumulated depreciation	(17,905)	(16,504)
Total property and equipment, net	$29,382	$27,154
Total depreciation expense was $1.7 million for each of the three months ended September 30, 2024 and 2023 and was $4.7 million and $5.9 million for the nine months ended September 30, 2024 and 2023, respectively.
Note 5. Goodwill
The carrying value of goodwill, as of September 30, 2024 and December 31, 2023, was $96.0 million and $94.9 million, respectively. No goodwill impairment was required during the three and nine months ended September 30, 2024. $68.5 million of goodwill impairment was recorded during the three and nine months ended September 30, 2023.
The following table summarizes goodwill activity:

Balance as of December 31, 2023	$94,898
Changes in foreign currency translation	1,114
Balance as of September 30, 2024	$96,012
Note 6. Intangible Assets
The gross amounts and accumulated amortization of acquired identifiable intangible assets with finite useful lives as of September 30, 2024 and December 31, 2023, included in intangible assets, net in the accompanying condensed consolidated balance sheets, are as follows:

		September 30, 2024		December 31, 2023
	Useful life	Weighted Average Amortization Period 2024	2024	Weighted Average Amortization Period 2023	2023
Customer relationships	4 years	0.5 years	$9,669	1.2 years	$21,640
Brands	10 years	6.2 years	84,502	6.9 years	84,023
Trademarks	5 years	0.5 years	109	1.3 years	107
Total intangible assets			94,280		105,770
Less: accumulated amortization			(38,150)		(41,448)
Total intangible assets, net			$56,130		$64,322

Amortization of acquired intangible assets with finite useful lives is included in general and administrative expenses and was $2.8 million and $2.9 million for the three months ended September 30, 2024 and 2023, respectively, and was $8.3 million and $8.8 million for the nine months ended September 30, 2024 and 2023, respectively.
Future estimated amortization expense for acquired identifiable intangible assets is as follows:

Amortization Expense
Year ending December 31:
Remainder of 2024	$2,474
2025	9,603
2026	8,681
2027	8,450
2028	7,566
Thereafter	19,356
Total amortization expense	$56,130
Note 7. Debt
Senior Secured Credit Facility
On September 24, 2021, in connection with the closing of the Company’s initial public offering (“IPO”), certain subsidiaries of the Company entered into a senior secured credit facility comprised of a $100.0 million term loan and a $50.0 million revolving line of credit, as well as an option for additional term loan of up to $50.0 million through an accordion feature. The senior secured credit facility also allows for the issuance of one or more letters of credit from time to time by syndicate lenders. Effective April 4, 2023, the Company modified its senior secured credit facility under existing contractual provisions to yield interest from interest rates based on Term SOFR, as defined in the credit agreement for the senior secured credit facility (the “Credit Agreement”). Key terms and conditions of each facility were as follows:
•The $100.0 million term loan matures five years after closing, in September 2026, and requires the Company to make amortized annual payments of 5.0% during the first and second years, 7.5% during the third and fourth years and 10.0% during the fifth year with the balance of the loan due at maturity. Borrowings under the term loan accrue interest at Term SOFR plus an applicable margin dependent upon our net leverage ratio, as defined in the Credit Agreement. The highest interest rate under the agreement occurs at a net leverage ratio of greater than 2.75x, yielding an interest rate of Term SOFR plus 3.25%.
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
The senior secured credit facility requires that the Company maintain a maximum total net leverage ratio of 3.50 to 1.00 and maintain a minimum fixed charge coverage ratio of 1.25 to 1.00, each as of the last day of any fiscal quarter. In the event that the Company fails to comply with the financial covenant, the Company will have the option to make certain equity contributions, directly or indirectly, to cure any non-compliance with such covenant, subject to certain other conditions and limitations. The Company is required to make a mandatory prepayment as a percentage of excess cash flows, as defined in the Credit Agreement, in the period based on the Company triggering certain net debt leverage ratios. Specifically, a mandatory prepayment of 50% of excess cash flows is required if the Company’s net leverage ratio exceeds 2.75x, and a mandatory prepayment of 25% of excess cash flows is required if the Company’s net leverage ratio is greater than or equal to 2.25x. As of September 30, 2024, the Company was in compliance with all debt covenants.
During the nine months ended September 30, 2024, the Company borrowed $34.5 million under its revolving line of credit, with final payoff due on September 24, 2026, and voluntarily repaid $13.0 million of the amounts outstanding under its revolving line of credit.

As of September 30, 2024, the all-in rate (Term SOFR plus the applicable margin) for the Company’s term loan and borrowings under the revolving line of credit was 8.21%.
Total Debt and Interest
Outstanding debt consisted of the following:

	September 30, 2024	December 31, 2023
Term loan	$91,150	$94,450
Revolving credit facility	21,500	—
Capitalized debt issuance costs	(740)	(1,056)
Total debt	111,910	93,394
Less: current portion	(6,300)	(3,300)
Total long-term debt	$105,610	$90,094
Interest expense, which included the amortization of debt issuance costs, totaled $2.7 million and $2.8 million for the three months ended September 30, 2024 and 2023, respectively, and totaled $7.7 million and $8.5 million for the nine months ended September 30, 2024 and 2023, respectively. Additionally, as of September 30, 2024, the Company had $2.2 million of outstanding letters of credit. As of September 30, 2024, the carrying value of the Company’s total debt was $111.9 million, while the fair value of the Company’s total debt, valued using level 2 inputs, was $103.3 million.
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
The Company’s operating lease costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease costs	$3,502	$2,557	$8,917	$7,467
Variable lease costs	310	246	914	640
Short-term lease costs	104	97	293	284
Total lease costs	$3,916	$2,900	$10,124	$8,391
The Company does not have any sublease income and the Company’s lease agreements do not contain any residual value guarantees or material restrictive covenants.
Supplemental cash flow information relating to the Company’s operating leases was as follows:

	Nine Months Ended September 30,
	2024	2023
Cash paid for operating lease liabilities	$8,095	$5,990
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	31,227	7,240

Other information relating to the Company’s operating leases was as follows:

	September 30, 2024	December 31, 2023
Weighted-average remaining lease term	6.9 years	6.4 years
Weighted-average discount rate	6.7%	5.1%
As of September 30, 2024, the maturities of operating lease liabilities were as follows:

Remainder of 2024	$2,272
2025	13,309
2026	13,312
2027	11,888
2028	11,009
Thereafter	36,678
Total remaining lease payments	88,468
Less: imputed interest	20,014
Total operating lease liabilities	68,454
Less: current portion	(7,523)
Long-term operating lease liabilities	$60,931
Note 9. Income Taxes
Interim income taxes are based on an estimated annualized effective tax rate applied to the respective quarterly periods, adjusted for discrete tax items in the period in which they occur. Although the Company believes its tax estimates are reasonable, the Company can make no assurance that the final tax outcome of these matters will not be different from that which it has reflected in its historical income tax provisions and accruals. The Company will adjust its liability for uncertain tax positions, if any, based on changes in facts and circumstances such as the closing of a tax audit or changes in estimates. The Company’s income tax provision may be impacted to the extent that the final outcome of these tax positions is different than the position taken.
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
The following table summarizes our effective tax rate for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Loss before income taxes	$(5,529)	$(73,688)	$(16,238)	$(88,836)
Benefit from (provision for) income taxes	90	3,278	(395)	3,833
Effective tax rate	1.6%	4.4%	(2.4)%	4.3%
For the three and nine months ended September 30, 2024, the Company utilized the discrete effective tax rate method, as allowed by ASC 740-270-30-18, to calculate its interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate yields an estimate that is not reliable and the actual effective rate for the year-to-date results represents the best estimate of the annual effective tax rate. The Company believes that the use of the estimated annual effective tax rate method is not reliable in situations where marginal projected ordinary annual income and significant permanent differences would result in wide variability in the estimated annual effective tax rate. The Company monitors its methodology each quarter to determine the best estimate of the annual effective tax rate. As a result of applying the discrete method approach, the Company recorded a year-to-date tax expense on its year-to-date pre-tax losses as of September 30, 2024.
For the three and nine months ended September 30, 2024, as compared to the same periods in the prior year, the Company’s effective tax rate changed due to higher income before income taxes in the U.S. and a full valuation allowance on the net deferred tax assets in Australia. The effective tax rate was lower than the U.S. statutory rate of 21.0% for the three and nine months ended September 30, 2024 primarily due to non-deductible permanent differences in the U.S. and a full valuation allowance on the net deferred tax assets in Australia.

Note 10. Accrued Liabilities
Accrued liabilities consisted of the following:

	September 30, 2024	December 31, 2023
Accrued salaries and other benefits	$11,743	$8,428
Accrued freight costs	4,543	3,976
Sales tax payable	3,167	4,955
Accrued marketing costs	5,225	2,885
Accrued professional services	1,845	909
Other accrued liabilities	6,675	4,070
Total accrued liabilities	$33,198	$25,223
Note 11. Deferred Revenue
Deferred revenue consisted of the following:

	September 30, 2024	December 31, 2023
Gift cards	$11,420	$11,303
Other	1,460	479
Total deferred revenue	$12,880	$11,782
Note 12. Equity-based Compensation
Incentive Plans
2021 Omnibus Incentive Plan
In September 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Omnibus Incentive Plan (the “2021 Plan”) which became effective in connection with the IPO. The 2021 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units and other forms of equity and cash compensation. A total of 408,355 shares of the Company’s common stock, as adjusted for the Reverse Stock Split (refer to Note 13, “Stockholders’ Equity”), were initially reserved for issuance under the 2021 Plan. The number of shares of common stock reserved and available for issuance under the 2021 Plan increases on January 1 of each year by 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the compensation committee of the Company’s board of directors. On May 30, 2023, the Company’s stockholders approved an amendment to the 2021 Plan to increase the number of shares available for issuance under the 2021 Plan by 833,333 shares of the Company’s common stock, as adjusted for the Reverse Stock Split. On May 22, 2024, the Company’s stockholders approved an amendment to the 2021 Plan to increase the number of shares available for issuance under the 2021 Plan by 1,100,000 shares of the Company’s common stock. As of September 30, 2024, there were 2,662,075 shares reserved for issuance of awards under the 2021 Plan.
2021 Employee Stock Purchase Plan
In September 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Employee Stock Purchase Plan (the “ESPP”) which became effective in connection with the IPO. A total of 102,088 shares of the Company’s common stock, as adjusted for the Reverse Stock Split, were initially reserved for issuance under the ESPP. The number of shares reserved and available for issuance under the ESPP automatically increases on January 1 of each year by 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the compensation committee of the Company’s board of directors. As of September 30, 2024, there were 422,475 shares reserved for issuance under the ESPP.

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
In September 2023, an award, including 416,667 performance-based stock options (the “Bryett Award”), was issued to Wesley Bryett, a member of the Company’s board of directors, co-founder of Princess Polly and the Global CEO of Culture Kings. This award expires after ten years, or upon the termination of Mr. Bryett’s service to the Company, and includes four tranches of stock options that will vest and become exercisable based upon the achievement of various common stock price targets. The weighted average exercise price for the options in the Bryett Award is $109.27. Each tranche of stock options has a different derived service period, the average of which is approximately 5.5 years. As of September 30, 2024, no options issued as part of the Bryett Award had vested, the options held no intrinsic value, and total unrecognized compensation cost related to the Bryett Award was $1.0 million which is expected to be recognized over 4.5 years.
A summary of the Company's time-based stock option activity under the 2021 Plan for the nine months ended September 30, 2024, is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance as of December 31, 2023	39,820	$81.47	8.06	$—
Granted	—	—
Exercised	—	—
Forfeited/Repurchased	—	—
Balance as of September 30, 2024	39,820	$81.47	7.31	$—
Vested as of September 30, 2024	31,190	$81.03	7.32	$—
As of September 30, 2024, there was $0.4 million of total unrecognized compensation cost related to unvested time-based stock options issued under the 2021 Plan, which is expected to be recognized over a weighted-average period of 0.8 years.
Restricted Stock Units
The 2021 Plan provides for the issuance of restricted stock units (“RSUs”). Time-based RSUs issued prior to March 31, 2022 vest over four years while all time-based RSUs issued after that date vest over three years.

In May 2024, an award (the “Interim CEO Award”) of 150,000 performance-based RSUs (“PSUs”) was issued to Ciaran Long, Interim Chief Executive Officer and Chief Financial Officer of the Company. The Interim CEO Award expires after five years, or upon the termination of Mr. Long’s service to the Company, and includes ten tranches of PSUs that will vest based upon the achievement of various common stock price targets. If any common stock price target is achieved for one or more tranches of PSUs prior to April 1, 2025, the vesting date for the applicable tranche(s) will be April 1, 2025. Each tranche of PSUs has a different derived service period, the average of which is approximately 2.9 years. As of September 30, 2024, the common stock price target for two tranches of PSUs issued as part of the Interim CEO Award had been achieved, and the total unrecognized compensation cost related to the Interim CEO Award was $0.4 million, which is expected to be recognized over 2.0 years.
A summary of the Company's time-based RSU activity under the 2021 Plan for the nine months ended September 30, 2024, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of December 31, 2023	578,913	$15.67
Granted	395,123	14.75
Vested	(220,744)	15.79
Forfeited/Repurchased	(55,773)	14.52
Balance as of September 30, 2024	697,519	$15.17
As of September 30, 2024, there was $9.6 million of total unrecognized compensation cost related to unvested time-based RSUs issued under the 2021 Plan, which is expected to be recognized over a weighted-average period of 2.0 years.
Incentive Units
The 2018 Plan provided for the issuance of time-based incentive units and performance-based incentive units. Time-based incentive units generally vest over four years. Performance-based incentive units vested upon the satisfaction of the performance condition as described further below.
Time-Based Incentive Partnership Units
The following table summarizes time-based incentive unit activity under the 2018 Plan for the nine months ended September 30, 2024:

	Number of Units	Weighted Average Grant Date Fair Value	Weighted Average Participation Threshold	Aggregate Intrinsic Value
Balance as of December 31, 2023	1,360,067	$1.50	$20.01	$—
Granted	—	—	—
Vested	(1,058,125)	1.51	19.25
Forfeited/Repurchased	(30,083)	1.34	22.68
Balance as of September 30, 2024	271,859	$1.47	$22.68	$—
Vested as of September 30, 2024	8,919,345
As of September 30, 2024, there was $0.3 million of total unrecognized compensation cost related to unvested time-based incentive units issued under the 2018 Plan, which is expected to be recognized over a weighted average period of 0.5 years.
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
The following table summarizes the Company’s equity-based compensation expense by award type for all Plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	$183	$142	$541	$390
RSUs	1,601	923	3,971	2,939
ESPP purchase rights	27	3	67	129
Time-based incentive units	325	650	1,408	2,020
Total	$2,136	$1,718	$5,987	$5,478
Note 13. Stockholders’ Equity
Preferred Stock
In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 50,000,000 shares of undesignated preferred stock with a par value of $0.001 per share with rights and preferences, including voting rights, designated from time to time by the Company’s board of directors. There were no shares of preferred stock issued and outstanding as of September 30, 2024.
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

During the three months ended September 30, 2024, inclusive of repurchases under the Share Repurchase Program and shares surrendered by employees to satisfy tax obligations, the Company repurchased 36,144 shares of its common stock for $0.7 million, at an average price of $18.35 per share. During the nine months ended September 30, 2024, inclusive of repurchases under the Share Repurchase Program and shares surrendered by employees to satisfy tax obligations, the Company repurchased 169,826 shares of its common stock for $2.0 million, at an average price of $12.05 per share.
Note 14. Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share and a reconciliation of the weighted average number of shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(5,439)	$(70,410)	$(16,633)	$(85,003)
Denominator:
Weighted-average common shares outstanding, basic and diluted	10,595,526	10,695,621	10,538,591	10,736,628
Net loss per share:
Net loss per share, basic and diluted	$(0.51)	$(6.58)	$(1.58)	$(7.92)
Basic net income (loss) per share is calculated by dividing net income (loss) for the period by the weighted-average number of shares of common stock for the period. Diluted net income (loss) per share has been calculated in a manner consistent with that of basic net income (loss) per share while giving effect to shares issuable upon exercise and/or vesting of potentially dilutive stock option and RSU grants, as well as ESPP purchase rights, outstanding during the period, if applicable. Due to the net loss for all periods shown, no potentially dilutive securities had an impact on diluted loss per share for any period. For the three months ended September 30, 2024 and 2023, 398,603 and 450,174 shares (as adjusted for the Reverse Stock Split), respectively, were excluded from the calculation of weighted-average diluted common shares outstanding as they had an anti-dilutive effect. For the nine months ended September 30, 2024 and 2023, 412,563 and 397,019 shares (as adjusted for the Reverse Stock Split), respectively, were excluded from the calculation of weighted-average diluted common shares outstanding as they had an anti-dilutive effect.
Note 15. Commitments and Contingencies
Contingencies
The Company records a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company also discloses material contingencies when it believes a loss is not probable but reasonably possible. Accounting for contingencies requires the Company to use judgment related to both the likelihood of a loss and the estimate of the amount or range of loss. Although the Company cannot predict with assurance the outcome of any litigation or tax matters, it does not believe there are currently any such actions that, if resolved unfavorably, would have a material aggregate impact on the Company’s operating results, financial position or cash flows.
Indemnifications
In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to vendors, directors, officers and other parties with respect to certain matters. The Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in the consolidated financial statements.
Legal Proceeding
In April 2024, the Company received a cease and desist letter alleging copyright infringement and related claims. This matter has not proceeded to litigation as of the date that these condensed consolidated financial statements are issued, and the Company has accrued $2.0 million to general and administrative expenses for current estimated losses in connection with these claims. The accrual for estimated losses is based on currently available information and may change as new information becomes available or circumstances change.

Note 16. Subsequent Events
The Company has evaluated subsequent events occurring through the date that these financial statements were issued, and determined the following subsequent event occurred that would require disclosure in these financial statements.
Draw on Revolving Line of Credit
On October 4, 2024, the Company borrowed $4.0 million under the revolving line of credit, which is part of the Company’s senior secured credit facility. The initial applicable interest rate for the borrowings is 8.22% and final payoff is due on September 24, 2026.

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
The following table sets forth our key operating metrics for each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, other than dollar figures)	2024	2023	2024	2023
Active customers	4.05	3.55	4.05	3.55
Average order value	$81	$81	$79	$81
Number of orders	1.84	1.73	5.28	4.88
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
Average Order Value
We define average order value as net sales in a given period divided by the total orders placed in that period. Average order value may fluctuate as we expand into new categories, geographies or channels, or as our assortment changes.
Key Financial Metrics
The following table sets forth our key financial metrics prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and non-GAAP financial metrics for each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Gross margin	58%	55%	57%	56%
Net loss	$(5,439)	$(70,410)	$(16,633)	$(85,003)
Net loss margin	(4)%	(50)%	(4)%	(21)%
Adjusted EBITDA	$8,208	$4,697	$17,094	$12,451
Adjusted EBITDA margin	5%	3%	4%	3%
Net cash (used in) provided by operating activities			$(6,338)	$18,042
Free Cash Flow			$(14,027)	$12,580
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
The following table reflects a reconciliation of Adjusted EBITDA to net loss and Adjusted EBITDA margin to net loss margin, the most directly comparable financial measures prepared in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Net loss	$(5,439)	$(70,410)	$(16,633)	$(85,003)
Add (deduct):
Total other expense, net	3,457	3,339	8,709	10,815
(Benefit from) provision for income tax	(90)	(3,278)	395	(3,833)
Depreciation and amortization expense	4,454	4,533	13,023	14,694
Equity-based compensation expense	2,136	1,719	5,987	5,478
Goodwill impairment	—	68,524	—	68,524
Non-routine items*	3,690	270	5,613	1,776
Adjusted EBITDA	$8,208	$4,697	$17,094	$12,451
Net loss margin	(4)%	(50)%	(4)%	(21)%
Adjusted EBITDA margin	5%	3%	4%	3%
*Non-routine items include a $2.0 million accrual in connection with the legal matter described in Part II, Item 1, “Legal Proceedings” of this Quarterly Report on Form 10-Q; severance from headcount reductions; sales tax penalties; insured losses, net of recoveries; and other non-routine legal matters.

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
The following table presents a reconciliation of Free Cash Flow to net cash (used in) provided by operating activities, the most directly comparable financial measure prepared in accordance with GAAP:

	Nine Months Ended September 30,
(dollars in thousands)	2024	2023
Net cash (used in) provided by operating activities	$(6,338)	$18,042
Less: purchases of property and equipment	(7,689)	(5,462)
Free Cash Flow	$(14,027)	$12,580
Our Free Cash Flow has fluctuated over time primarily as a result of timing of inventory purchases, purchases of property and equipment and fluctuations in earnings.
For the nine months ended September 30, 2024, net cash (used in) provided by operating activities decreased by $24.4 million compared to net cash (used in) provided by operating activities for the nine months ended September 30, 2023. This was attributable primarily to more cash used to purchase inventory in the current period, as compared to the prior period, to support growth in the U.S., partially offset by timing of payments.
For the nine months ended September 30, 2024, Free Cash Flow decreased by $26.6 million compared to Free Cash Flow for the nine months ended September 30, 2023. This was attributable primarily to more cash used to purchase inventory in the current year and additional capital expenditures related to new stores, as compared to the prior year, to support growth in the U.S., partially offset by the timing of payments.
Factors Affecting Our Performance
Macroeconomic Environment
The macroeconomic environment in which we operate impacts consumer behavior and may have a significant impact on our business. While positive conditions in the economy generally promote customer spending on our sites and in our stores, any economic weakness can result in a reduction of customer spending and have a significant negative impact on our results of operations. Macroeconomic factors that could cause significant negative impacts on our results of operations include, but are not limited to: inflationary pressures on consumers globally and on our supply chain; elevated interest rates; employment rates; business conditions; changes in the housing market; changes in stock markets; adverse developments affecting the financial services industry; the availability of credit, both for us and for our customers; foreign currency exchange rates; fuel, energy and raw materials costs; supply chain challenges; and wars and geopolitical tensions.
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
Customer Acquisition
To continue to grow our business profitably, we intend to acquire new customers and retain our existing customers at a reasonable cost. Our methods to acquire customers have evolved and will need to continue evolving in response to changes in shopping behaviors, content consumption, costs to advertise and developments in technology. Competition for social media and influencer-based marketing channels continues to increase, making it more difficult to differentiate ourselves and cost-effectively acquire customers. Failure to continue attracting customers efficiently and profitably would adversely impact our profitability and operating results.

Customer Retention
Our results are driven not only by the ability of our brands to acquire customers, but also by their ability to retain customers and encourage repeat purchases. We monitor retention across our entire customer base and use loyalty programs to attempt to retain customers. Failure to retain customers would adversely impact our profitability and operating results.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net sales	$149,903	$140,833	$415,674	$397,346
Cost of sales	62,983	62,865	177,111	173,522
Gross profit	86,920	77,968	238,563	223,824
Operating expenses:
Selling	41,887	36,660	117,293	106,998
Marketing	19,278	18,511	52,432	51,642
General and administrative	27,827	24,622	76,367	74,681
Goodwill impairment	—	68,524	—	68,524
Total operating expenses	88,992	148,317	246,092	301,845
Loss from operations	(2,072)	(70,349)	(7,529)	(78,021)
Other expense, net:
Interest expense	(2,707)	(2,798)	(7,661)	(8,490)
Other expense	(750)	(541)	(1,048)	(2,325)
Total other expense, net	(3,457)	(3,339)	(8,709)	(10,815)
Loss before income taxes	(5,529)	(73,688)	(16,238)	(88,836)
Benefit from (provision for) income taxes	90	3,278	(395)	3,833
Net loss	$(5,439)	$(70,410)	$(16,633)	$(85,003)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	100%	100%	100%	100%
Cost of sales	42%	45%	43%	44%
Gross profit	58%	55%	57%	56%
Operating expenses:
Selling	28%	26%	28%	27%
Marketing	13%	13%	13%	13%
General and administrative	19%	17%	18%	19%
Goodwill impairment	—%	49%	—%	17%
Total operating expenses	59%	105%	59%	76%
Loss from operations	(1%)	(50%)	(2%)	(20%)
Other expense, net:
Interest expense	(2%)	(2%)	(2%)	(2%)
Other expense	(1%)	—%	—%	(1%)
Total other expense, net	(2%)	(2%)	(2%)	(3%)
Loss before income taxes	(4%)	(52%)	(4%)	(22%)
Benefit from (provision for) income taxes	—%	2%	—%	1%
Net loss	(4%)	(50%)	(4%)	(21%)

Comparison of the Three Months Ended September 30, 2024 and 2023
Net Sales

	Three Months Ended September 30,
(in thousands)	2024	2023
Net sales	$149,903	$140,833
Net sales increased by $9.1 million, or 6%, for the three months ended September 30, 2024 compared to the same period in 2023. The increase in net sales was primarily driven by a 6% increase in the number of orders we processed in the three months ended September 30, 2024 compared to the same period in 2023, which was primarily driven by growth in the U.S. across all sales channels. On a constant currency basis, net sales and average order value for the three months ended September 30, 2024 would have increased 5% and decreased 1%, respectively, compared to the same period in 2023.
Cost of Sales

	Three Months Ended September 30,
(dollars in thousands)	2024	2023
Cost of sales	$62,983	$62,865
Percent of net sales	42%	45%
Cost of sales were flat for the three months ended September 30, 2024 compared to the same period in 2023. While cost of sales would have increased due to a 6% increase in net sales for the three months ended September 30, 2024 and the effect of growing wholesale initiatives, there was an offsetting impact from more full price selling and improved inventory position. The decrease in cost of sales as a percentage of net sales was primarily due to the impact from more full price selling and improved inventory position, partially offset by the effect of growing wholesale initiatives.
Gross Profit

	Three Months Ended September 30,
(dollars in thousands)	2024	2023
Gross profit	$86,920	$77,968
Gross margin	58%	55%
Gross profit increased by $9.0 million, or 11%, for the three months ended September 30, 2024 compared to the same period in 2023. This increase was primarily due to the 6% increase in net sales for the three months ended September 30, 2024 and the impact from more full price selling and improved inventory position, partially offset by the effect of growing wholesale initiatives. Gross margin increased due to the impact from more full price selling and improved inventory position, partially offset by the effect of growing wholesale initiatives.
Selling Expenses

	Three Months Ended September 30,
(dollars in thousands)	2024	2023
Selling	$41,887	$36,660
Percent of net sales	28%	26%
Selling expenses increased by $5.2 million, or 14%, for the three months ended September 30, 2024 compared to the same period in 2023. This increase was driven by the opening of additional stores, as well as the 6% increase in net sales for the three months ended September 30, 2024. The increase in selling expenses as a percentage of net sales was primarily due to the opening of additional stores.

Marketing Expenses

	Three Months Ended September 30,
(dollars in thousands)	2024	2023
Marketing	$19,278	$18,511
Percent of net sales	13%	13%
Marketing expenses increased by 4% for the three months ended September 30, 2024 compared to the same period in 2023. Marketing expenses as a percentage of net sales were flat in the third quarter compared to last year.
General and Administrative Expenses

	Three Months Ended September 30,
(dollars in thousands)	2024	2023
General and administrative	$27,827	$24,622
Percent of net sales	19%	17%
General and administrative expenses increased by $3.2 million, or 13%, for the three months ended September 30, 2024 compared to the same period in 2023. This increase, as well as the increase in general and administrative expenses as a percentage of net sales, was primarily due to a $2.0 million accrual for a legal matter and higher incentive compensation expense.
Goodwill Impairment

	Three Months Ended September 30,
(dollars in thousands)	2024	2023
Goodwill impairment	$—	$68,524
Percent of net sales	—%	49%
Goodwill impairment for the three months ended September 30, 2023 was recognized on the goodwill recorded from the acquisitions of the Culture Kings and Petal & Pup reporting units. There was no goodwill impairment for the three months ended September 30, 2024.
Other Expense, Net

	Three Months Ended September 30,
(dollars in thousands)	2024	2023
Other expense, net:
Interest expense	$(2,707)	$(2,798)
Other expense	(750)	(541)
Total other expense, net	$(3,457)	$(3,339)
Percent of net sales	(2)%	(2)%
Total other expense, net increased by $0.1 million, or 4%, for the three months ended September 30, 2024 compared to the same period in 2023, primarily due to the impact of changes in foreign currency exchange rates and lower interest expense from a reduction in our long-term debt balance.
Benefit From Income Taxes

	Three Months Ended September 30,
(dollars in thousands)	2024	2023
Benefit from income taxes	$90	$3,278
Percent of net sales	—%	2%
Benefit from income taxes changed by $3.2 million, or 97% for the three months ended September 30, 2024 compared to the same period in 2023. This change was due to an increase in the valuation allowance on the deferred tax assets in Australia, as well as an increase in income before income taxes in the United States.

Comparison of the Nine Months Ended September 30, 2024 and 2023
Net Sales

	Nine Months Ended September 30,
(dollars in thousands)	2024	2023
Net sales	$415,674	$397,346
Net sales increased by $18.3 million, or 5%, for the nine months ended September 30, 2024 compared to the same period in 2023. The increase in net sales was primarily driven by a 8% increase in the number of orders we processed in 2024 compared to 2023, partially offset by a decrease in our average order value of 2%, from $81 in 2023 to $79 in 2024. The increase in the number of orders was primarily driven by growth in the U.S. across all sales channels. The decrease in our average order value was primarily due to adverse macroeconomic conditions in Australia and New Zealand. On a constant currency basis, net sales and average order value for the nine months ended September 30, 2024 would have increased 5% and decreased 3%, respectively, compared to 2023.
Cost of Sales

	Nine Months Ended September 30,
(dollars in thousands)	2024	2023
Cost of sales	$177,111	$173,522
Percent of net sales	43%	44%
Cost of sales increased by $3.6 million, or 2%, for the nine months ended September 30, 2024 compared to the same period in 2023. This increase was primarily driven by the 5% increase in net sales in 2024, as compared to 2023, and the effect of growing wholesale and marketplace initiatives, partially offset by the impact from more full price selling and improved inventory position. The decrease in cost of sales as a percentage of net sales was primarily due to the impact from more full price selling and improved inventory position, partially offset by the effect of growing wholesale initiatives, as well as growing marketplace initiatives, which have a higher return rate than direct-to-consumer sales.
Gross Profit

	Nine Months Ended September 30,
(dollars in thousands)	2024	2023
Gross profit	$238,563	$223,824
Gross margin	57%	56%
Gross profit increased by $14.7 million, or 7%, for the nine months ended September 30, 2024 compared to the same period in 2023. This increase was primarily driven by the 5% increase in net sales in 2024, as compared to 2023, and the impact from more full price selling and improved inventory position, partially offset by the effect of growing wholesale and marketplace initiatives. Gross margin increased primarily due to the impact from more full price selling and improved inventory position, partially offset by the effect of growing wholesale initiatives, as well as growing marketplace initiatives, which have a higher return rate than direct-to-consumer sales.
Selling Expenses

	Nine Months Ended September 30,
(dollars in thousands)	2024	2023
Selling	$117,293	$106,998
Percent of net sales	28%	27%
Selling expenses increased by $10.3 million, or 10%, for the nine months ended September 30, 2024 compared to the same period in 2023. This increase was driven by the opening of additional stores and the impact from growing marketplace initiatives, as well as the 5% increase in net sales for the nine months ended September 30, 2024. The increase in selling expenses as a percentage of net sales was primarily due to growing marketplace initiatives and the opening of additional stores.

Marketing Expenses

	Nine Months Ended September 30,
(dollars in thousands)	2024	2023
Marketing	$52,432	$51,642
Percent of net sales	13%	13%

Marketing expenses increased by 2% for the nine months ended September 30, 2024 compared to the same period in 2023. Marketing expenses as a percentage of net sales were flat compared to last year.
General and Administrative Expenses

	Nine Months Ended September 30,
(dollars in thousands)	2024	2023
General and administrative	$76,367	$74,681
Percent of net sales	18%	19%
General and administrative expenses increased by $1.7 million, or 2%, for the nine months ended September 30, 2024 compared to the same period in 2023. The increase was primarily driven by a $4.2 million increase in incentive and stock-based compensation expense, a $2.0 million accrual for a legal matter, and a $1.5 million increase in other non-routine legal matters. Partially offsetting these increases was a $2.4 million decrease in professional and administrative fees, a $1.4 million decrease in sales tax penalties and interest, a $1.4 million decrease in intangible amortization and a $0.9 million decrease in insurance costs. The decrease in general and administrative expenses as a percentage of net sales was primarily due to higher sales compared to the prior year.
Goodwill Impairment

	Nine Months Ended September 30,
(dollars in thousands)	2024	2023
Goodwill impairment	$—	$68,524
Percent of net sales	—%	17%
Goodwill impairment for the nine months ended September 30, 2023 was recognized on the goodwill recorded from the acquisitions of the Culture Kings and Petal & Pup reporting units. There was no goodwill impairment for the nine months ended September 30, 2024.
Other Expense, Net

	Nine Months Ended September 30,
(dollars in thousands)	2024	2023
Other expense, net:
Interest expense	$(7,661)	$(8,490)
Other expense	(1,048)	(2,325)
Total other expense, net	$(8,709)	$(10,815)
Percent of net sales	(2)%	(3)%
Other expense, net decreased by $2.1 million, or 19%, for the nine months ended September 30, 2024 compared to the same period in 2023, primarily due to lower interest expense from a reduction in our long-term debt balance, the impact of changes in foreign currency exchange rates and the loss recognized on the sale of the Rebdolls reporting unit in 2023.
(Provision For) Benefit From Income Taxes

	Nine Months Ended September 30,
(dollars in thousands)	2024	2023
(Provision for) benefit from income taxes	$(395)	$3,833
Percent of net sales	—%	1%
(Provision for) benefit from income taxes changed by $4.2 million, or 110% for the nine months ended September 30, 2024 compared to the same period in 2023. This change was due to an increase in the valuation allowance on the deferred tax assets in Australia, as well as an increase in the income before income taxes in the United States.

Liquidity and Capital Resources
As of September 30, 2024, our principal sources of liquidity were cash and cash equivalents totaling $23.1 million, our revolving line of credit and our term loan accordion provision.
As of September 30, 2024, most of our cash was held for working capital purposes. We have historically financed our operations and capital expenditures primarily through cash flows generated by operations, the incurrence of debt and through the issuance of equity. We believe that our existing cash, together with cash generated from operations and available borrowing capacity under our credit facilities and lines of credit, will be sufficient to meet our anticipated cash needs for the next 12 months. We believe that cash generated from ongoing operations and continued access to debt markets will be sufficient to satisfy our cash requirements beyond 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. We may seek to borrow funds under our credit facility or raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section of our 2023 Form 10-K captioned “Risk Factors.” We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all. The inability to raise capital if needed would adversely affect our ability to achieve our business objectives.
Senior Secured Credit Facility
In connection with our initial public offering (the “IPO”), we entered into a senior secured credit facility comprised of a $100.0 million term loan and a $50.0 million revolving line of credit, with an option of up to $50.0 million in an additional term loan through an accordion provision. We used borrowings under this credit facility, together with a portion of the proceeds from the IPO, to repay our previous debt in full. As of September 30, 2024, we owed a combined $91.2 million in term loan and accordion borrowings, as well as $21.5 million borrowed under the revolving line of credit. The term loan requires us to make amortized annual payments of 5.0% during the first and second years, 7.5% during the third and fourth years and 10.0% during the fifth year with the balance of the loan due at maturity. Borrowings under the term loan accrue interest at Term SOFR (as defined in the credit agreement for the senior secured credit facility (the “Credit Agreement”)) plus an applicable margin dependent upon our net leverage ratio, as defined in the Credit Agreement. The revolving line of credit, when used, also accrues interest at Term SOFR plus an applicable margin dependent upon our net leverage ratio. The highest interest rates under the Credit Agreement for both the term loan and the revolving line of credit occur at a net leverage ratio of greater than 2.75x, yielding an interest rate of a benchmark rate plus 3.25%. The accordion provision allows us to borrow additional amounts of term loan at terms to be agreed upon at the time of issuance, but on substantially the same basis as the original term loan. As of September 30, 2024, principal payments of our term loan and accordion for the next twelve months are anticipated to total $6.3 million, which reflects the impact of the prepayments made in 2024.
Under the senior secured credit facility, we are subject to certain financial covenant ratios and certain annual mandatory prepayment terms based on excess cash flows, as defined in the Credit Agreement, based on our net leverage ratio. If we are unable to comply with certain financial covenant ratios, which include provisions that are not precisely defined and are subject to interpretation, and terms requiring mandatory prepayment based on a percentage of excess cash flows, our long-term liquidity position may be adversely impacted. Furthermore, the variable interest rates associated with our senior secured credit facility could result in interest payments that are higher than anticipated. We were in compliance with all debt covenants as of September 30, 2024, and expect to be in compliance beyond the next 12 months, although our ability to meet these financial ratios and tests can be affected by the interpretation of certain provisions in our Credit Agreement, macro-economic factors and the seasonality of our business, which is more concentrated in the third and fourth fiscal quarters.
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

Historical Cash Flows

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash (used in) provided by operating activities	$(6,338)	$18,042
Net cash used in investing activities	(7,694)	(5,521)
Net cash provided by (used in) financing activities	16,235	(38,227)
Net Cash (Used in) Provided by Operating Activities
Net cash (used in) provided by operating activities consists primarily of net income (loss) adjusted for certain non-cash items, including depreciation, amortization, equity-based compensation, the effect of changes in working capital and other activities.
During the nine months ended September 30, 2024, net cash (used in) provided by operating activities decreased by $24.4 million as compared to the same period in 2023. This was attributable primarily to more cash used to purchase inventory in the current period, as compared to the prior period, to support growth in the U.S., partially offset by timing of payments.
Net Cash Used in Investing Activities
Our primary investing activities have consisted of acquisitions to support our overall business growth and investments in our fulfillment centers, our stores and our internally developed software to support our infrastructure. Purchases of property and equipment may vary from period to period due to timing of the expansion of our operations.
During the nine months ended September 30, 2024, net cash used in investing activities increased by $2.2 million, as compared to the same period in 2023. This was attributable to additional capital expenditures related to new stores compared to the prior year.
Net Cash Provided by (Used in) Financing Activities
Our financing activities have historically consisted of cash proceeds from borrowings, cash used to pay down borrowings, cash received from the sale of our common stock in the IPO and cash used to repurchase shares of our common stock.
During the nine months ended September 30, 2024, net cash provided by (used in) financing activities increased by $54.5 million, as compared to the same period in 2023. This was primarily attributable to the $18.2 million in net proceeds from our senior secured credit facility in 2024, as well as the net repayment of $37.3 million in 2023 of borrowings under our senior secured credit facility.
Share Repurchase Program
On May 25, 2023, our board of directors approved the Share Repurchase Program, authorizing us to repurchase up to $2.0 million of shares of our common stock. Subsequently, in 2023, our board of directors approved an additional repurchase capacity under the Share Repurchase Program of $3.0 million of shares of our common stock. The timing of any of our repurchases and the actual number of shares repurchased are at our discretion, and, in deciding when to repurchase shares and the amount of shares to repurchase, we will consider available liquidity, general market and economic conditions, alternate uses for the capital and other factors. Share repurchases may be made from time to time through a Rule 10b5-1 trading plan, open market transactions, block trades or in private transactions in accordance with applicable securities laws and regulations and other legal requirements. The Share Repurchase Program may be suspended or discontinued at any time and has no expiration date. All repurchased shares under the Share Repurchase Program will be retired.
During the three months ended September 30, 2024, we repurchased 3,380 shares of our common stock under the Share Repurchase Program for $0.1 million, at an average price of $24.66 per share. During the nine months ended September 30, 2024, we repurchased 120,579 shares of our common stock under the Share Repurchase Program for $1.3 million, at an average price of $10.57 per share.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation is performed to determine whether our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Due to the material weaknesses described below, our Interim Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2024. Nevertheless, based on the performance of additional procedures by management designed to ensure reliability of financial reporting, the Company’s management has concluded that, notwithstanding the material weaknesses described below, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with GAAP.
Material Weaknesses
We have identified two material weaknesses in the design and operation of our internal control over financial reporting in connection with the preparation of our financial statements, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, that had not been remediated as of September 30, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company’s management, including our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024:
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
While progress has been made to remediate both of the material weaknesses above, as of September 30, 2024, we were still in the process of developing and implementing the enhanced processes and procedures and testing the operating effectiveness of these improved controls. We provided process and controls training and have incorporated ongoing training and monitoring as part of our overall control environment. We implemented and continue to implement control improvements and have focused on the increased operational effectiveness of our controls. We selected an ERP system, hired an implementation partner and are in the process of implementation which will provide improvements to our IT-dependent and application controls to help prevent and detect errors, enforce segregation of duties and strengthen controls around manual journal entries. We believe our actions will be effective in remediating the material weaknesses, and we continue to devote significant time and attention to these efforts. In addition, the material weaknesses will not be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weaknesses above were not remediated as of September 30, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In April 2024, we received a cease and desist letter alleging copyright infringement and related claims. This matter has not proceeded to litigation as of the date hereof, and we have accrued $2.0 million to general and administrative expenses for current estimated losses in connection with these claims. The accrual for estimated losses is based on currently available information and may change as new information becomes available or circumstances change.
In addition, we are subject to legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties. We currently are not certain whether the ultimate outcome of such legal proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our results of operations in the period in which the ruling occurs. The estimate of the potential impact from such legal proceedings on our financial position or results of operations could change in the future.
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
The following table sets forth our share repurchase activity, on a settlement date basis, for the three months ended September 30, 2024:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (millions)[2]
July 1, 2024 - July 31, 2024	4,912	$16.00	—	$1.7
August 1, 2024 - August 31, 2024	26,015	17.59	—	1.7
September 1, 2024 - September 30, 2024	5,217	24.32	3,380	1.6
Total	36,144		3,380
1. 32,764 of these shares represent shares of common stock surrendered by certain of our employees to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of restricted shares of common stock issued under the 2021 Omnibus Incentive Plan. With respect to these surrendered shares, the price paid per share is based on the fair value at the time of surrender.

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2024, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

a.k.a. Brands Holding Corp.

Date: November 7, 2024	By:	/s/ Ciaran Long
	Name:	Ciaran Long
	Title:	Interim Chief Executive Officer and Chief Financial Officer
(Authorized Signatory and Principal Executive, Financial and Accounting Officer)