Form 10-K
period 2024-12-31
A.K.A. BRANDS HOLDING CORP.
filed 2025-03-06
CIK 1865107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________________________________
FORM 10-K
__________________________________________________________________________________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates of a.k.a. Brands on June 30, 2024, was approximately $10,113,423 based on the closing price of the shares on the New York Stock Exchange on such date.
As of March 4, 2025, the registrant had 10,693,150 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for its 2025 Annual Meeting of Stockholders (“Proxy Statement”), to be filed within 120 days of the registrant's fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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
Who We Are
a.k.a. Brands Holdings Corp. (“a.k.a.”) maintains a portfolio of global fashion brands, Princess Polly, Culture Kings, Petal and Pup and mnml. Through these brands we reach a broad audience of next-generation consumers who seek fashion inspiration on social media and primarily shop online. Our brands are hyper-focused on the customer and serving them newness and a seamless experience throughout the entire shopping journey. We leverage a data-driven ‘test, repeat & clear’ merchandising model that allows us to introduce new and exclusive fashion weekly, so our customers are always on-trend. We leverage innovative data-driven insights to authentically connect and engage with customers across the latest marketing platforms. Further, we are committed to showing up for customers wherever they shop, whether that’s online, in-stores or through wholesale channels. Leveraging our industry expertise and operational synergies, we help accelerate our brands so they can grow faster, reach broader audiences, achieve greater scale and enhance their profitability. We believe we are disrupting the status quo and pioneering a new approach to fashion.
In 2024 as compared to 2023, we:
•Increased net sales to $574.7 million from $546.3 million, representing 5% year-over-year growth
•Increased U.S. net sales to $368.8 million from $315.5 million, representing 17% year-over-year growth
•Expanded gross margin by 200 basis points to 57% from 55%
•Reduced our net loss to $26.0 million from $98.9 million
•Increased Adjusted EBITDA to $23.3 million from $13.8 million, representing 69% year-over-year growth
•Attracted 4.1 million active customers, an increase of 9% from the prior year
•Received approximately 7.3 million orders, an increase of 7% from the prior year
Our Brands
a.k.a. Brands currently consists of four brands: two women’s brands, Princess Polly and Petal & Pup, and two streetwear brands, Culture Kings and mnml.
Princess Polly
Founded in Australia in 2010, Princess Polly joined a.k.a. Brands in July 2018. Princess Polly is a leading fashion brand loved globally for its trend-driven designs, viral online presence and exclusive influencer collaborations. At the forefront of hybrid retail, Princess Polly connects with customers worldwide through an unmatched online experience, engaging retail stores and coveted wholesale partners. With a focus on making the latest trends accessible and ethically sourced, Princess Polly continues to drive connection with its ever-growing community of loyal next-generation customers. The brand operates predominantly online and targets female customers between the ages of 15 and 25, who value the brand’s high-quality, fresh and exclusive fashion styles at accessible price points. Since joining a.k.a. Brands, Princess Polly has experienced rapid growth and increasing brand awareness in the United States. In connection with Princess Polly’s expansion in the U.S., in September of 2023, Princess Polly opened its first brick and mortar store in Century City, Los Angeles. Based on the customer feedback and success of the first store, Princess Polly opened five more stores across the U.S. in 2024 in San Diego, CA; Scottsdale, AZ; Irvine, CA; Santa Clara, CA; and Boston, MA. The brand plans to open more locations across the U.S. in 2025, including an 8,000 square foot store in the SoHo neighborhood of New York City.

Petal & Pup
Petal & Pup, founded in Australia in 2014 and expanded into the U.S. via its acquisition by a.k.a. Brands in 2019, is a rapidly growing global feminine lifestyle brand, targeting women in their 20s and 30s. Petal & Pup’s collections embody a vibrant, confident femininity, inspired by its Australian roots and designed to encourage women to celebrate life's moments. What started as an online brand, Petal & Pup has experienced significant expansion, particularly in the United States, and can now be found in major U.S. retailers including Nordstrom, Target, Macy’s, Victoria’s Secret and Amazon.
Culture Kings
Founded in Australia in 2008, Culture Kings joined a.k.a. Brands in March 2021. Culture Kings is a premier international streetwear retail destination, standing at the intersection of fashion, art, sports and music, and a leader in the worldwide streetwear phenomenon. Culture Kings offers its customers a curated assortment of 20 in-house designed brands, such as Loiter, Carre and Saint Morta, and exclusive products from over 100 leading third-party streetwear brands, including Nike, New Era, Mitchell and Ness and more. Culture Kings operates nine experiential concept stores in major cities in Australia and New Zealand, and opened its first U.S. store in Las Vegas in November 2022. The brand has become internationally recognized for its immersive shopping experiences, both online and in-stores, that offer customers top brands and exclusive products, event-driven store activations, live DJs, Holy Grail arcades, basketball courts and music performances in store. The in-store experience generates excitement and anticipation on social media, driving demand and traffic online and offline and creating customer affiliation with the Culture Kings brands, not just the products sold.
mnml
Founded in Los Angeles in 2016, mnml joined a.k.a. Brands in October 2021. mnml is a men’s streetwear brand that designs premier, fashion-forward apparel at accessible prices. As an early mover in the direct-to-consumer streetwear segment, mnml has created powerful brand recognition and is an established destination for modern wardrobe staples, current trends and highly sought-after styles. In addition to its powerful direct-to-consumer channels, mnml is a top-seller at Culture Kings, both online and in stores, and began testing marketplace and wholesale initiatives in 2024 to expand brand awareness.
Our Competitive Strengths
Great Product
Exclusive High-Quality Fashion
Our women’s merchandise is designed in-house and exclusive to our brands, and the majority of our streetwear styles are either exclusive in-house designed brands or exclusive styles from leading third-party brands. Culture Kings designs and creates fashion apparel styles under approximately 20 owned brands and sells hundreds of styles of third-party brands primarily in headwear and footwear to complete the streetwear outfit. Our customers’ satisfaction with the fit, quality, affordability and exclusivity of our styles is further reflected in our sales return rates across our brands, which was well below industry average in 2024 at approximately 17.7%. Customers are proud to wear and name our brands.
Data-Driven Merchandising Drives On-Trend Fashion with Strong Gross Margins
Our customers crave newness and excitement and we deliver this by creating and curating on-trend, high-quality and affordable fashion. We utilize real-time data and consumer insights to identify the latest trends, and work with our global sourcing network to quickly bring new, high-quality products to market. Our women’s brands merchandise is all purchased using our agile test, repeat & clear merchandising model, which enables us to quickly react to customer demand and test product appeal without taking large initial inventory positions. We buy small quantities of new styles, release them on social media and our sites weekly, quickly read customer data to analyze the demand and replenish best-selling product in 30-60 days. This model provides greater certainty that our merchandise is always on-trend, quick to market and with minimal inventory risk because we only replenish the styles for which there is demonstrated customer demand. While our women’s brands have fully adapted the test, repeat & clear model, beginning in 2024 we began transforming the Culture Kings owned brands merchandising approach to adapt the model as well. Loiter, one of Culture Kings owned brands is the furthest along in this transition and delivered tripled digit revenue growth and gross margin dollar growth in 2024, a further testament to the strength of the test, repeat & clear model. Our test, repeat & clear merchandising strategy is only possible because the majority of our styles are exclusive styles that cannot be found elsewhere.

Customer Led
Direct-to-Consumer First Brands who Efficiently Acquire Customers Through Authentic Content
Our brands seek to constantly innovate their marketing strategies and reach their customers organically across all channels including social media, paid performance and innovative brand marketing strategies. Our brands engage with customers by releasing a stream of inspiring digital content at high frequency across multiple platforms where we know our customers are. We believe our content-rich narrative and authentic brand messaging drives organic traffic to our websites, efficiently generating demand, enhancing connectivity with customers and amplifying our brand communities. Core to our marketing strategy is the use of social media influencers, and we maintain relationships with thousands of influencers globally and utilize them to test and launch new products, gather customer feedback, increase brand awareness and acquire new customers in a cost-effective manner. In addition to social media marketing, we also leverage our stores and off-site locations to host both influencer marketing events as well as marketing activations to expand brand awareness. For example, in 2024 Culture Kings held unique and exciting activations and collaborations with WWE, ComplexCon, UFC, Formula1, Summer Smash and more. We intend to continuously test new marketing channels and may add new brands to our portfolio to stay top-of-mind, re-inventing as necessary to not age our with our customers.
Meet Our Customers Anywhere
Nimble by design, our brands meet our customers with a great experience whether online or in person. Our brands greatly value the direct relationship with customers and the primary channel for all of our brands is direct-to-consumer and online. However, to build a next-generation brand, we believe it’s imperative to show up where our customers are shopping. Princess Polly opened its first store in Los Angeles, California, in September 2023 and based on the success of the initial store, the brand opened five more stores across the U.S. in 2024. Culture Kings also operates nine experiential and immersive concept stores in major cities in Australia and New Zealand, and opened its first U.S. store in Las Vegas in November 2022. We believe our next-generation stores serve as a powerful customer acquisition tool, and provide customers a unique and immersive brand experience. In 2023, we also began piloting wholesale and marketplace initiatives across our brands to build brand awareness and increase brand touchpoints for our customers. In 2024, Petal & Pup and Princess Polly successfully launched in 42 and 20 Nordstrom stores, respectively, and on Nordstrom.com with plans to expand to all stores in 2025. At the end of 2024, across our brands, we had partnerships in place with leading retailers such as: Nordstrom, Victoria’s Secret, Liverpool, Macys.com and Target.com.
Operational Excellence
Asset Light Technology and Operations
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
Robust and Flexible Platform to Support Growth
Our brands operate independently but have access to resources, guidance and vendors at the a.k.a. Brands level. We believe this model balances scale-enabled cost savings with operational flexibility, facilitates low-risk innovation and accommodates the needs of our brands at various stages of growth. Our operating model is designed to provide collective advantages, by leveraging access to a highly-skilled leadership team who have deep expertise in the business of fashion, sharing learnings across the brands and accelerating profitable growth through flexible back-end operations at lower costs.
Our Growth Strategies
We believe our global next-generation fashion brands are disrupting categories with strong fundamental growth and capitalizing on long-term global secular tailwinds. We intend to execute the following strategies to expand our business and gain market share:

Attract and Retain Customers
We believe our brands are underpenetrated in the markets in which they operate. We think there is a significant opportunity to grow awareness of our brands through the strength of our innovative and authentic marketing approach and successful test, repeat & clear merchandising model. We intend to efficiently acquire new customers through continued investment in our content creation, brand marketing and social media capabilities. We also intend to continue to refine our test, repeat & clear merchandising approach and convert all of Culture Kings owned-brands to this approach, which we believe will unlock revenue and gross margin growth. We believe that our brands have a significant opportunity to expand product ranges, increase average order value and broaden customer reach. We also intend to deepen customer relationships to improve customer retention and increase wallet share. We aim to achieve this by enhancing our user experience, improving engagement, refining our customer segmentation, increasing personalization and testing third party artificial intelligence functions to improve the customer experience.
Expand our Omnichannel Reach Through Additional Stores and Wholesale Partnerships
Our brands primarily operate direct-to-consumer, and we expect that they will continue to operate in that manner as we continue to grow. Based on the strong success of our omnichannel initiatives in 2024, we plan to accelerate our omnichannel expansion in 2025 to further build brand awareness. In 2025, we anticipate that Princess Polly will open seven stores in the U.S., including the 8,000 square foot store in the SoHo neighborhood of New York City in March 2025. We also signed leases and intend to open stores in: Miami, Florida; Glendale, California; Columbus, Ohio; White Plains, New York; Garden City, New York; and King of Prussia, Pennsylvania. Based on the success of Princess Polly’s and Petal and Pup’s wholesale and marketplace initiatives, Princess Polly and Petal and Pup will launch in all Nordstrom stores across the U.S. in 2025. We will also continue growing our successful marketplace and wholesale initiatives with partners such as Liverpool, Victoria’s Secret and more in 2025 for Petal and Pup. Culture Kings and mnml will also continue testing wholesale and marketplace opportunities in 2025 to expand their reach and attract new customers to the brand.
Grow Internationally
We intend to leverage the strength of our brands and our ability to connect with customers to expand into new international markets beyond our core U.S. and Australian markets. In 2024, net sales to customers outside of the U.S. and Australia/New Zealand was $25.6 million across 183 countries and territories and represented 4% of total sales.
We will continue to target markets that demonstrate strong social and digital media usage. As part of our long-term strategy, we have identified several markets in which we believe we can successfully introduce one or more of our brands in the future, such as expanding Princess Polly in Canada, Europe and the U.K. Additionally, we plan to enter into key markets through strategic wholesale and marketplace partnerships.
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

Our Industry
We primarily operate in the large and growing global apparel, footwear and accessories industry. According to UniformMarket, the operator of industry trade journals and news websites, the global apparel market grew to $1.8 trillion in 2024 and the global footwear market was expected to reach a value of almost $500 billion in 2024. The global apparel market is expected to grow to $2.0 trillion by 2028. Though we ship our products globally, we operate primarily in two geographies: the U.S. and Australia. The U.S. has the largest apparel market of any country, which grew to $359 billion in 2024 and is expected to grow at a 2.1% compounded annual growth rate (“CAGR”) from 2024 to 2028. According to Market Research Future, a global market research company, the Australian apparel market was expected to grow to over $23.0 billion in 2024 and grow at over a 3.0% CAGR through 2032. We believe the key factors driving growth within the global apparel, footwear and accessories industry include favorable demographic trends and desire for constant newness.
Apparel, Footwear and Accessories Shopping Has Been Growing Online
Consumers are increasingly turning to online channels to make purchases, driven by the growing Millennial and Gen Z populations and the increasing influence of social and digital media channels. According to Grand View Research, a market research and consulting company, the global online apparel market was valued at approximately $660 billion in 2024, and was expected to grow at an 8.6% CAGR through 2030. According to Statista, a platform specialized in market and consumer data, the U.S. online apparel, footwear and accessories market was valued at approximately $145 billion in 2024 and could surpass $219 billion by 2029.
Digital-Savvy Millennial and Gen Z Consumers Seeking the Next-Generation Shopping Experience
According to data from the U.S. Census Bureau, Millennial and Gen Z consumers, our primary target demographic today, account for 22% and 21% of the U.S. population, respectively, making them a large and growing demographic group with significant economic influence. In addition, in the U.S., content consumption studies found that 86% of Millennials use social media every day, while the use of social media by Gen Z consumers is growing at the fastest rate of any generation, with projected growth of 7.7% in 2024 alone.
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
Sourcing
We source our products from a network of international suppliers. Our supplier base included 315 suppliers across 31 different countries as of December 31, 2024.
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
As of December 31, 2024, we had more than 1,350 full- and part-time employees. The majority of our workforce is located in Australia, with the remaining employees located throughout the United States. On a limited basis, we may use temporary personnel to supplement our workforce as business needs arise.
Sustainability and Responsible Fashion
a.k.a. Brands promotes sustainable, responsible and inclusive fashion and does so by focusing on four key areas: ethical sourcing, sustainability, environment and equality & community.
Ethical Sourcing
We aim to promote a safe and respectful environment for workers who make our products and protect their human rights. For example, in 2024, Princess Polly maintained valid ethical manufacturing audits for 100% of final stage production, or tier-one production, and made progress towards auditing all production sites with a direct relationship, including packaging, branded hardware and fabric. The Princess Polly Social Responsibility team, with the support of two on-ground ethical sourcing resources in China, achieved 250 site visits in India, the U.S. and China. The team also hosted the inaugural Princess Polly Partner Conference for 90 partners in Guangzhou, China, which included a focus on Princess Polly’s Preferred Factory Program, a custom ethical sourcing and environment accelerator which launched in April 2024. The suite of tools to support factory managers and the global a.k.a. Brands team has also been improved, extending e-learning to over 80 Princess Polly and Culture Kings team members. Princess Polly is the leader on ethical sourcing in our portfolio and amongst their digitally native brand peers, and we will leverage Princess Polly’s best practices and apply them to the rest of our portfolio. We are devoted to making continual progress towards our commitments and being transparent along the way.

Sustainability
We are making on-trend fashion more sustainable and accessible to everyone by transitioning our products to be made with lower environmental impact. Presently, 35% of Princess Polly’s product range is made from certified lower-impact materials, including organic, recycled or forest-friendly alternatives to conventional materials. Princess Polly is aiming to have 100% of its products made with lower-impact materials by 2030. To make this possible, in 2024, Princess Polly expanded its Lower Impact Hub. This fabric market makes the ‘Core 40’ lower-impact materials available to all Princess Polly suppliers, overcoming lead time and order quantity barriers while maintaining high product quality.
Environment
We are committed to protecting the planet by addressing climate change, promoting circularity and improving the environmental impact of our packaging, business operations and factories. Our business model limits the planetary burden of overproduction. Our real-time, demand-driven and automated ordering system allows production to track demand as accurately as possible. This high-velocity, low-waste strategy allows us to avoid unnecessary production. In 2023, Princess Polly approved near- and long-term science-based emissions reduction targets with the Science Based Targets initiative (SBTi), in line with a 1.5 degree temperature rise. Princess Polly is aiming to be carbon neutral by 2030 and is making progress towards its 2030 target for 52% Scope 3 emissions intensity reductions, and, by mid-2024, it has achieved an intensity reduction of 16% on its base year.
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
Seasonality
Due to our operations being concentrated in two distinct geographies (Australia and the United States), our business has experienced seasonality that may differ from that of other retailers. The first quarter has historically been our lowest sales quarter, and that trend is likely to continue as we continue to expand into the U.S. market.
The following table presents quarterly net sales as a percentage of total annual net sales:

	Years Ended December 31,
	2024	2023	2022
First quarter	20%	22%	24%
Second quarter	26%	25%	26%
Third quarter	26%	26%	25%
Fourth quarter	28%	27%	25%
Total	100%	100%	100%
Intellectual Property
We primarily protect our intellectual property through the trademark, copyright and trade secret laws of Australia and the United States. As of December 31, 2024, we owned over 500 trademark registrations and nearly 150 Internet domain names. Although we have not sought copyright registration for our technology or works to date, we rely on common law copyright and trade secret protections in relation to our proprietary technology, products and the content displayed on our websites, including our photography and fabric prints that we design. Our trademarks, including domain names, are material to our business and brand identity.
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
•Changes to U.S., Australian or international trade policy, tariff or import/export regulations or our failure to comply with such regulations may have a material adverse effect on our reputation, business, financial condition and results of operations.
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
Our business depends on global economic conditions and their impact on consumer discretionary spending. Some of the factors that may negatively influence consumer spending include inflationary pressure; high levels of unemployment; higher consumer debt levels; reductions in net worth; declines in asset values and related market uncertainty; home foreclosures and reductions in home values; fluctuating interest rates and credit availability; fluctuating fuel and other energy costs; fluctuating commodity prices; fluctuating tariffs; and general uncertainty regarding the overall future political and economic environment. Global economic conditions may continue to be uncertain, and the potential impacts of increasing inflation in the United States—our largest market—remain unknown, making trends in consumer demand unpredictable. Inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, shipping costs, supply shortages, increased costs of labor, weakening exchange rates and other similar effects. As a result of inflation, we have experienced and may continue to experience cost increases. In addition, adverse economic and market conditions, including a potential recession, may negatively impact market sentiment, decreasing the demand for apparel, which would adversely affect our operating income and results of operations. All of these factors have contributed, and may continue to contribute, to reduced orders, increased merchandise returns, lower net sales, lower gross margins, reduced effectiveness of marketing and increased inventories. If we are unable to take effective measures in a timely manner to mitigate the impact of the inflation as well as a potential recession, our business, financial condition and results of operations could be adversely affected.
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
We use third-party suppliers and manufacturers based primarily in China. We use only a limited number of suppliers and we may have greater risks than our peers due to the concentration of our suppliers and manufacturers in China. This sourcing concentration increases our dependence of these suppliers and exposes us to the risks of doing business in China, which means that our business, results of operations, financial condition and prospects may be influenced to a significant degree by economic, political, legal and social conditions in China or changes in government relations between China and the United States or other governments, including Australia. There is significant uncertainty about the future relationship between the United States and China with respect to taxation, trade policies, treaties, government regulations, import and export tariffs, custom duties, environmental regulations, intellectual property and other matters. China’s economy differs from the economies of developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. Further, on February 1, 2025, President Trump announced a new 10% ad valorem duty on goods imported from China and on February 27, 2025, President Trump announced his plan to impose an additional incremental 10% tariff on goods imported from China. There can be no assurances that the U.S. or China will not increase tariffs or impose additional tariffs in the future.
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

Merchandise returns could materially harm our business.
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
We purchase inventory in anticipation of sales, and if we are unable to manage our inventory effectively, our operating results could be materially adversely affected.
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
In addition, any shares of our common stock or other equity-linked securities that we issue in connection with an acquisition or investment could constitute a material portion of our then-outstanding shares of common stock, which could adversely affect the price of our common stock and result in significant dilution to your ownership interest. In addition, valuations supporting our acquisitions and strategic investments could change rapidly. We could determine that such valuations have experienced impairments or other-than-temporary declines in fair value which could adversely impact our financial results. We may record contingent liabilities and amortization expenses related to intangible assets as a result of acquisitions. Our growth prospects are dependent on our ability to identify and acquire additional brands and integrate them on our platform, and our failure to do so may negatively impact our future growth and, as a result, our results of operations.
Finally, any acquisitions we do make may cause large one-time expenses or create goodwill or other intangible assets that could result in significant impairment charges. We also make certain estimates and assumptions in order to determine purchase price allocation and estimate the fair value of assets acquired and liabilities assumed. If our estimates or assumptions used to value these assets and liabilities are not accurate, we may be exposed to losses that may be material.
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
•we may not be able to manage our growth effectively, adapt our business model or develop relationships with customers or successfully operate our Culture Kings and Princess Polly brick-and-mortar stores, which exposes us to premises liability, such as slip and falls, and may subject us to greater potential labor union activity;
•we may not be successful in opening new brick-and-mortar stores, including the additional planned Princess Polly locations in the U.S.;
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
Our growth plan includes introducing our brands globally, including in countries and regions where we have no or limited operating experience. Expanding into new countries and regions involves significant risk, particularly if we have no experience in marketing, selling and engaging with customers in the market. For example, we plan to open our first Princess Polly store in New York City in the first quarter of 2025. There is no guarantee that the success of a brand in Australia will translate to the success of that brand in other countries, such as the U.S., and there is no guarantee that our success in certain locations in the U.S. will translate to success in other locations in the U.S. Our efforts to expand into new countries and regions could fail for many reasons, including our failure to accurately or timely identify apparel trends in new markets, different consumer demand dynamics and lack of acceptance of new offerings by existing or new users, our failure to promote the new markets effectively or negative publicity about us or our new markets. In addition, these initiatives may not drive increases in revenue, may require substantial investment and planning and may bring us more directly into competition with companies that are better established, operate more effectively or have greater resources than we do. There is additional complexity associated with local laws, tariffs and shipping logistics in new countries where our brands do not have an established presence. Expanding into new markets will require additional investment of time and resources of our management and personnel. If we are unable to cost-effectively expand into new countries and regions, then our growth prospects and competitive position may be harmed and our business, results of operations, and financial condition may suffer.

A growing portion of our revenue is derived from wholesale and third-party marketplace partners, and the loss of any of these wholesale or third-party marketplace partners could result in a material reduction in our total revenue.
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
Our current growth strategy includes plans to expand our digital marketing and grow our eCommerce and retail presence internationally over the next several years. As we seek to expand internationally, we face competition from more established retail competitors. Consumer demand and behavior, as well as cultures, and tastes and purchasing trends, may differ, and as a result, sales of our merchandise may not be successful, or the margins on those sales may not be in line with our expectations. Our ability to conduct business internationally may be adversely impacted by geopolitical (such as the Russian invasion of Ukraine, relations between China and Taiwan, trade wars, or relations between the U.S. and Mexico), economic, and public health events, the manner in which governments respond to such events, as well as the global economy. Any challenges that we encounter as we expand internationally may divert financial, operational and managerial resources from our existing operations, which could adversely impact our financial condition and results of operations.
Shipping is a critical part of our business and any interruptions in, or increased costs of, shipping could materially adversely affect our operating results.
We currently rely on third-party vendors for our inbound and outbound customer freight. If we are not able to negotiate acceptable pricing and other terms with these vendors or they experience operational problems or other difficulties, our customers’ experience could be negatively impacted. For example, shipping delays could delay delivery of products to our customers and increase the time it takes to process customer returns. Our ability to receive inventory and ship merchandise to customers may be negatively affected by weather, fire, flood, power loss, earthquakes, public health crises, labor disputes, acts of war or terrorism, including attacks on shipping vessels in the Red Sea, port closures, import and export tariffs, complex local laws and other factors. Even if such events do not directly affect us or our suppliers, such events may cause disruption or congestion in transportation networks, which could affect us or our suppliers. We have experienced, and in the future we may experience, meaningful delays and unpredictability with sea freight transportation, resulting in increased reliance on air freight transportation. Although we have been able to use more sea freight transportation in recent years, we expect continued volatility in demand and prices for shipping services. While we have been able to offset increased shipping prices in the past to some extent, there can be no assurance that we will continue to be able to do so, or that prices for shipping services will not increase to a level that does not permit us to do so. In the past, strikes at and closures of major international shipping ports have impacted our supply of inventory from our vendors. We are also subject to risks of damage or loss during delivery by our shipping vendors. If our merchandise is not delivered in a timely manner or is damaged or lost during the delivery process, our consumers could become dissatisfied and cease purchasing our products, which would materially adversely affect our business and operating results.
Our direct-to-consumer business model is subject to risks that could have a material adverse effect on our results of operations.
We sell merchandise direct-to-consumer through our eCommerce sites. Our direct-to-consumer business model is subject to numerous risks that could have a material adverse effect on our results. Risks include, but are not limited to, (i) resellers purchasing private label and exclusive merchandise and reselling it outside of authorized distribution channels, (ii) failure of the systems that operate our eCommerce websites, and their related support systems, including computer viruses, (iii) theft of customer information, privacy concerns, telecommunication failures and electronic break-ins and similar disruptions, (iv) credit card fraud and (v) risks related to our supply chain and fulfillment operations. Risks specific to operating an eCommerce business also include (i) the ability to optimize the online experience and direct eCommerce channels to consumer needs, (ii) liability for copyright and trademark infringement, (iii) changing patterns of consumer behavior and (iv) competition from other eCommerce and brick-and-mortar retailers. Our failure to successfully respond to these risks might materially adversely affect our sales, as well as damage our reputation and brands.

Use of social media and influencers may materially and adversely affect our reputation or subject us to fines or other penalties.
We use third-party social media platforms as, among other things, marketing tools. For example, our brands maintain Instagram, Facebook, YouTube, SnapChat and TikTok accounts. We also maintain relationships with many social media influencers and engage in sponsorship initiatives. As existing eCommerce and social media platforms continue to rapidly evolve and new platforms develop, we must continue to maintain a presence on these platforms and establish presences on new or emerging popular social media platforms. If we are unable to cost-effectively use social media platforms as marketing tools or if the social media platforms we use change their policies or algorithms, we may not be able to fully optimize such platforms, and our ability to maintain and acquire customers and our financial condition may suffer. Furthermore, as laws, regulations, policies governing platforms and public opinion rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees, our network of social media influencers or third parties acting at our direction to abide by applicable laws, regulations and policies in the use of these platforms and devices or otherwise could subject us to regulatory investigations, class action lawsuits, liability, fines or other penalties and have a material adverse effect on our business, financial condition and operating results. Further, if the use of these platforms are banned or otherwise limited in significant jurisdictions in which we operate, it could have a material adverse effect on our ability to market and engage in sponsorship initiatives in such jurisdictions. For example, on April 24, 2024, then-President Biden signed a bill that provided for the ban of TikTok in the United States, effective January 19, 2025, if ByteDance Ltd. (“ByteDance”), TikTok’s Chinese-based parent company, did not sell the platform to a non-Chinese owner (the “U.S. TikTok Ban”). On January 20, 2025, President Trump instructed the Attorney General of the United States not to take any action to enforce the U.S. TikTok Ban for a period of 75 days. There can be no assurance that ByteDance will sell TikTok to a non-Chinese owner or that the U.S. TikTok Ban will not be enforced. Although our TikTok accounts are managed by Australian employees and, therefore, we will still have access to TikTok if the U.S. TikTok Ban is enforced, the TikTok ban could have a material adverse effect on our ability to market, and the efficacy of such marketing, and engage in sponsorship initiatives in the U.S., which could have a material adverse effect on our results of operations.
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
Our methodologies for tracking metrics may also change over time, which could result in changes to the metrics we report. If we undercount or overcount performance due to the internal data analytics tools we use or issues with the data received from third parties, or if our internal data analytics tools contain algorithmic or other technical errors, the data we report may not be accurate or comparable with prior periods. In addition, limitations, changes or errors with respect to how we measure data may affect our understanding of certain details of our business, which could affect our longer-term strategies. If our performance metrics are not accurate representations of the reach or monetization of our brand, if we discover material inaccuracies in our metrics or the data on which such metrics are based, or if we can no longer calculate any of our key performance metrics with a sufficient degree of accuracy and cannot find an adequate replacement for the metric, our business, financial condition and operating results could be materially adversely affected.
Our business and the success of our products could be materially harmed if we are unable to maintain our corporate integrity or the images and reputation of our brands.
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
Our international businesses operate in functional currencies other than the U.S. dollar. A significant percentage of our total revenues (approximately 36% and 42% in 2024 and 2023, respectively) is derived from markets outside the U.S. Changes in currency exchange rates affect the U.S. dollar value of prices at which we purchase products and incur costs outside the U.S. In addition, for most of our brands, the majority of products are sourced from suppliers located in China. Changes in foreign currency exchange rates could have an adverse impact on our financial condition, results of operations and cash flows.
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
Global health crises or any other actual or threatened epidemic, pandemic, or outbreak and spread of a communicable disease or virus in the countries where we operate or sell products could adversely affect our operations and financial performance. Further, any national, state or local government mandates or other orders taken to minimize the spread of a global health crisis could restrict our ability to conduct business as usual, as well as the business activities of our key customers and suppliers, including the potential for labor shortages. In particular, the ultimate extent of the impact of any epidemic, pandemic or other global health crisis on our business, financial condition and results of operations will depend on future developments which are highly uncertain and cannot be predicted, including new information that may emerge concerning the duration and severity of such epidemic, pandemic or other global health crisis, actions taken to contain or prevent their further spread and the pace of global economic recovery following containment of the spread.
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
Increases in labor costs, fluctuations in wage rates and the price, availability and quality of raw materials and finished goods could increase costs and could materially adversely affect our business, financial condition and results of operations.
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
For the U.S. market, we primarily rely on third-party operated fulfillment centers in California for all brands, but have begun moving our fulfillment operations to Mexico for Petal & Pup and mnml, beginning in the fourth quarter of 2024. Our fulfillment centers include computer-controlled and automated equipment and rely on a warehouse management system to manage supply chain fulfillment operations, which means their operations are complicated and may be subject to a number of risks related to cybersecurity, the proper operation of software and hardware, electronic or power interruptions or other system failures. In addition, because most of our U.S. and Mexico fulfilled products are distributed from two primary fulfillment centers, our operations could also be interrupted by labor difficulties or changes in the U.S. or Mexican political landscape, or by floods, fires or other natural disasters near our fulfillment centers. For example, in December 2024, the Mexican government issued a presidential decree which prevented us from accepting incoming deliveries to our Mexico fulfillment center. We were still able to fulfill out of the Mexico fulfillment center with the inventory remaining on hand, and were successfully able to divert inventory inbound to Mexico at the time of the decree to our facilities in California.
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

Conversely, in recent years “anti-ESG” sentiment has gained momentum across the U.S., with several states and Congress having proposed or enacted “anti-ESG” policies, legislation, or initiatives or issued related legal opinions, and the Trump Administration having recently issued an executive order opposing diversity equity and inclusion (“DEI”) initiatives in the private sector. Such anti-ESG and anti-DEI-related policies, legislation, initiatives, litigation, legal opinions and scrutiny could result in additional compliance obligations, becoming the subject of investigations and enforcement actions, or sustaining reputational harm.
Our balance sheet includes a significant amount of intangible assets and goodwill. A decline in the fair value of an intangible asset or of a business unit could result in an asset impairment charge.
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
It is possible that we could have another impairment charge for goodwill or intangible assets in future periods if (i) overall economic conditions in fiscal 2025 or future years vary from our current assumptions (including changes in discount rates), (ii) business conditions or our strategies for a specific business unit change from our current assumptions, (iii) investors require higher rates of return on equity investments in the marketplace, or (iv) enterprise values of comparable publicly traded companies, or of actual sales transactions of comparable companies, were to decline, resulting in lower comparable multiples of revenues and earnings before interest, taxes, depreciation and amortization and, accordingly, lower implied values of goodwill and intangible assets. Any future impairment charge for goodwill or intangible assets could have a material effect on our consolidated financial position or results of operations.
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
We rely on a number of third-party suppliers and manufacturers to provide our products, including one supplier that represents approximately 8% of our purchase orders. Our suppliers may encounter problems for a variety of reasons, including adverse macroeconomic conditions, unanticipated demand from larger customers, equipment malfunction, environmental factors and public health emergencies, any of which could delay or impede their ability to meet our demand.

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
•difficulty locating and qualifying alternative suppliers, especially with respect to our 8% supplier;
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
Our business and results of operations could be adversely affected by climate change and the adoption of new climate change laws, policies and regulations. Growing concerns about climate change and greenhouse gas emissions have led to the adoption of various regulations and policies. Climate change may impact our business in numerous ways. For example, governments may impose new taxes to finance efforts to reduce the impact of climate change, any of which may increase shipping and freight costs and prices for our products. We also face the risk that governmental or non-governmental organizations may increase their focus on the fashion sector and implement greater environmental regulation on the fashion sector in the United States or the fashion sector in other markets. For example, the fashion industry’s process for dying fabrics uses large quantities of water, and the disposition of the waste water directly impacts the environment. Increased scrutiny and regulation of this practice may adversely affect our business.
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
Changes in U.S., Australian or international social, political, regulatory or economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories or countries where we currently sell our products or conduct our business, as well as any negative sentiment toward the U.S. or Australia as a result of such changes, could adversely affect our business. The U.S. and Australian governments have from time to time instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S. and Australia, economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S., Australia and other countries where we conduct our business. Specifically, President Trump has announced plans to impose broad-based tariffs on imports from many countries, including China, in which many of our third-party suppliers and manufacturers are based. Further, on February 1, 2025, President Trump announced a new 10% ad valorem duty on goods imported from China and on February 27, 2025, President Trump announced his plan to impose an additional incremental 10% tariff on goods imported from China, and there can be no assurances that the U.S. will not increase tariffs or impose additional tariffs in the future, or the manner in which China and its trade partners will respond. It may be time-consuming and expensive for us to alter our business operations in order to adapt to or comply with any such changes. New tariffs and other changes in U.S. and Australian trade policy have in the past and could continue to trigger retaliatory actions by affected countries, and certain foreign governments have instituted or could consider imposing retaliatory measures on certain U.S. and Australian goods. We, similar to many other multinational corporations, do a significant amount of business that would be impacted by changes to the trade policies of the U.S., Australia, and foreign countries (including governmental action related to tariffs, international trade agreements, or economic sanctions). Such changes have the potential to adversely impact the U.S. and Australian economy or certain sectors thereof, our industry and the global demand for our products, and as a result, could have a material adverse effect on our business, financial condition and results of operations.

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
Our use of artificial intelligence and machine learning could adversely affect our business and operating results.
We may use artificial intelligence (“AI”) and machine learning in our business to, among other things, facilitate personalized customer journeys, predict shopping behaviors, optimize marketing, and streamline inventory planning and operational workflows. Issues relating to our potential use of new and evolving technologies such as AI may cause us to experience brand or reputational harm, competitive harm, legal liability and new or enhanced governmental or regulatory scrutiny, and to incur additional costs to resolve such issues. For example, AI algorithms are based on machine learning and predictive analytics, which can include unexpected biases and lead to discriminatory outcomes. In addition, perceived or actual technical, legal, compliance, privacy, security, ethical or other issues relating to the use of AI could undermine the decisions, predictions or analysis that AI applications produce and create additional risks, such as risks of cybersecurity incidents, all of which could adversely affect our business and operating results. The use of AI involves significant technical complexity and requires specialized expertise. Any disruption or failure in AI-based systems or technology infrastructure could result in delays or errors in our operations, which could harm our business and operating results. Moreover, developing, testing and deploying AI systems may also increase our operating expenses due to the nature of the computing costs involved in such systems.
Risks Relating to our Indebtedness
Any indebtedness we may incur in the future could adversely affect our business and growth prospects.
We entered into a credit facility in September 2021. Any indebtedness we may incur under our credit facility, or any other indebtedness we may incur in the future, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.
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
The restrictive covenants in the financing documents governing our credit facility, which include certain provisions that are not precisely defined and are subject to interpretation, require us to maintain specified financial ratios and satisfy other financial condition tests. We were in compliance with all debt covenants as of December 31, 2024, and expect to be in compliance beyond 12 months, although our ability to meet those financial ratios and tests can be affected by the interpretation of certain provisions in the financing documents, macro-economic conditions and the seasonality of our business, which is more concentrated in the third and fourth fiscal quarters.
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
As of March 4, 2025, Summit Partners LP (“Summit”) beneficially owned approximately 56.6% of our common stock which means that, based on its percentage voting power, Summit controls the vote of all matters submitted to a vote of our Board or stockholders, which enables it to control the election of the members of the Board and all other corporate decisions. In addition, our bylaws provide that Summit has the right to designate the Chairman of the Board for so long as it beneficially owns at least 30% of the voting power of the then outstanding shares of our common stock then entitled to vote generally in the election of directors. Even when it ceases to own shares of our common stock representing a majority of the total voting power, for so long as it continues to own a significant portion of our common stock, Summit will still be able to significantly influence the composition of our Board, including the right to designate the Chairman of our Board, and the approval of actions requiring stockholder approval. Accordingly, for such period of time, Summit will have significant influence with respect to our management, business plans, and policies, including the appointment and removal of our officers, decisions on whether to raise future capital and decisions on whether to amend our certificate of incorporation and bylaws, which govern the rights attached to our common stock. In particular, for so long as Summit continues to own a significant percentage of our common stock, Summit will be able to cause or prevent a change of control of us or a change in the composition of our Board, including the selection of the Chairman of our Board, and could preclude any unsolicited acquisition of us. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of us and ultimately might affect the market price of our common stock.
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
As previously disclosed, we have unremediated material weaknesses in the design and operation of our internal control over financial reporting in connection with the preparation of our financial statements, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, that had not been remediated as of December 31, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our evaluation was based on the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control — Integrated Framework (2013).

The material weaknesses identified by management related to the following:
•We had not sufficiently designed, implemented and documented internal controls at the entity level (an effective risk assessment process and control environment, specifically, a sufficient complement of personnel commensurate with our financial reporting requirements) and across key business and financial processes to allow us to achieve complete, accurate and timely financial reporting, including controls over journal entries.
•We had not designed and implemented controls to maintain appropriate segregation of duties in our manual and IT-dependent business processes, including journal entries, and with respect to certain information technology general controls for information systems relevant to the preparation of our financial statements, specifically, (i) program change management controls to ensure that program and data changes are identified, tested, authorized and implemented appropriately; (ii) user access controls to adequately restrict user and privileged access to appropriate personnel; (iii) computer operations controls to ensure that processing and transfer of data, and data backups and recovery are monitored; and (iv) program development controls to ensure that new software development is tested, authorized and implemented appropriately.
Since identifying these material weaknesses, we have been, and are currently in the process of, remediating each of them. While progress has been made to remediate the material weaknesses above, as of December 31, 2024, we were still in the process of developing and implementing enhanced processes and procedures and testing the operating effectiveness of these enhanced controls. We provided process and controls training and have incorporated ongoing training and monitoring as part of our overall control environment. We implemented and continue to implement control improvements and have focused on the increased operational effectiveness of our controls. We have made significant progress in the implementation of our new enterprise resource planning (“ERP”) system, which will provide improvements to our IT-dependent and application controls to help prevent and detect errors, enforce segregation of duties and strengthen controls around manual journal entries. We believe our actions will be effective in remediating the material weaknesses, and we continue to devote significant time and attention to these efforts. In addition, the material weaknesses will not be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Although we plan to complete the remediation process as quickly as possible for each material weakness, we cannot at this time estimate when the remediation will be completed.
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
As a public company, we incur legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and SOX, the listing requirements of NYSE and other applicable securities rules and regulations. Compliance with these rules and regulations continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.”
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
In addition to Summit’s beneficial ownership of 56.6% of our common stock as of March 4, 2025, our certificate of incorporation and bylaws contain provisions that may make the acquisition of the Company more difficult without the approval of our board of directors. These provisions:
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
•Systems Safeguards: The Company deploys safeguards that are designed to protect the Company’s information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through ongoing vulnerability assessments, vendor available software updates and cybersecurity threat intelligence.
•Collaboration: The Company utilizes collaboration mechanisms and services established with public and private entities, including intelligence and enforcement agencies, industry groups and third-party service providers, to identify, assess and respond to cybersecurity risks.
•Third-Party Risk Management: The Company maintains a comprehensive, risk-based approach to vetting, identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of the Company’s systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.
•Training: The Company provides periodic mandatory training for personnel regarding cybersecurity and information technology threats, which reinforces the Company’s information security policies, standards and practices, and such training is scaled to reflect the roles, responsibilities and information systems access of such personnel.
•Incident Response and Recovery Planning: The Company has established and maintains comprehensive incident response and recovery plans that fully address the Company’s response to a cybersecurity incident and the recovery from a cybersecurity incident, and such plans are tested, evaluated and updated on a regular basis.
•Communication, Coordination and Disclosure: The Company utilizes a cross-functional approach to address the risk from cybersecurity threats, involving management personnel from the Company’s technology, operations, legal, risk management, internal audit and other key business functions, as well as the members of the Board and the Audit Committee of the Board in an ongoing dialogue regarding cybersecurity threats and incidents, while also implementing controls and procedures for the escalation of cybersecurity incidents pursuant to established thresholds so that decisions regarding the disclosure and reporting of such incidents can be made by management in a timely manner. Cybersecurity incidents are assessed for materiality based on potential impacts to operations, financial condition or sensitive data. Material incidents are publicly disclosed within four business days of determining materiality, in compliance with SEC requirements. For the reporting period, no material cybersecurity incidents were identified that required disclosure.
•Governance: The Board’s oversight of cybersecurity risk management is supported by the Audit Committee, which regularly interacts with the company’s ERM function and the Company’s Chief Information Security Officer.

•Artificial Intelligence (“AI”): The Company has established an AI Governance Policy and framework, overseen by the Company’s Chief Information Architect, to ensure that all AI systems utilized or developed follow our data privacy standards, safeguard sensitive information and minimize potential vulnerabilities.
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
The Company’s Chief Information Security Officer reports to the Company’s Chief Information Officer who is the member of the Company’s management that is principally responsible for overseeing the Company’s cybersecurity risk management program, in partnership with other business leaders across the Company. The Chief Information Security Officer works in coordination with Company management. The Company’s Chief Information Security Officer has served in various roles in information technology and information security for 26 years, including several Fortune 500 companies as a consultant specializing in risk management and security architecture, VP of Engineering for a payment solutions provider and security principal for an international telecommunications company in the Fortune 100, and has held many of the information security industry’s most advanced certifications including ISC2’s CISM (Chief Information Security Manager) and CISSP (Chief Information Security Professional), as well as an early adopter of the Cloud Security Alliance’s CCSK (Certificate of Cloud Security Knowledge). The Company’s Chief Information Officer has served in various roles in information technology for 22 years.
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
ITEM 2. PROPERTIES
We lease two offices in Los Angeles, California, one office in Costa Mesa, California, three offices in Queensland, Australia, and our corporate headquarters is located at 100 Montgomery Street, Suite 2270, San Francisco, California 94104 (approximately 3,690 square feet). We lease and operate three distribution centers in Australia, but use third parties for distribution in the United States. The three distribution centers have lease terms expiring from September 2027 to June 2034. All of our leased properties have sufficient renewal periods. Culture Kings leases and operates eight physical retail stores in Australia, one in New Zealand and one in the United States. The ten retail stores have lease terms expiring from June 2025 to January 2033. Princess Polly leases and operates six physical retail stores in the United States, with lease terms expiring from August 2028 to January 2035.

ITEM 3. LEGAL PROCEEDINGS
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
Stockholders of Record
American Stock Transfer & Trust Company, LLC is the transfer agent and registrar for our common stock. As of March 4, 2025, there were 12 stockholders of record of our common stock. The actual number of stockholders is greater than this number and includes stockholders whose shares are held in street name by brokers and other nominees, and stockholders whose shares may be held in trust by other entities.
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
Issuer Purchases of Equity Securities
On May 25, 2023, the Company’s board of directors approved a share repurchase program (the “Share Repurchase Program”), authorizing the Company to repurchase up to $2.0 million of shares of the Company’s common stock. Subsequently, in 2023, the Company’s board of directors approved an additional repurchase capacity under the Share Repurchase Program of $3.0 million of shares of the Company’s common stock. The timing of any repurchases by the Company and the actual number of shares repurchased are at the Company’s discretion, and, in deciding when to repurchase shares and the amount of shares to repurchase, the Company will consider available liquidity, general market and economic conditions, alternate uses for the capital and other factors. Share repurchases may be made from time to time through a Rule 10b5-1 trading plan, open market transactions, block trades or in private transactions in accordance with applicable securities laws and regulations and other legal requirements. The Share Repurchase Program may be suspended or discontinued at any time and has no expiration date. All repurchased shares under the Share Repurchase Program will be retired.

The following table sets forth our share repurchase activity, on a settlement date basis, for the three months ended December 31, 2024:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total number of shares purchased as part of a publicly announced plan or program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (millions)[2]
October 1, 2024 - October 31, 2024	9,401	$23.04	4,578	$1.5
November 1, 2024 - November 30, 2024	9,239	22.88	2,485	1.4
December 1, 2024 - December 31, 2024	5,789	20.67	3,976	1.3
Total	24,429		11,039
1 13,390 of these shares represent shares of common stock surrendered by certain of our employees to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of restricted shares of common stock issued under the 2021 Omnibus Incentive Plan. With respect to these surrendered shares, the price paid per share is based on the fair value at the time of surrender.
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
•Culture Kings, a premium online retailer of streetwear apparel, footwear, headwear and accessories. The brand targets male consumers between the ages of 18 and 35 who are fashion conscious, highly social and digitally focused.
•mnml, a streetwear brand that offers competitively priced, on-trend wardrobe staples. The brand targets male consumers between the ages of 18 and 35.
In 2024 as compared to 2023, we:
•Increased net sales to $574.7 million from $546.3 million, representing 5% year-over-year growth
•Increased U.S. net sales to $368.8 million from $315.5 million, representing 17% year-over-year growth
•Expanded gross margin by 200 basis points to 57% from 55%
•Reduced our net loss to $26.0 million from $98.9 million
•Increased Adjusted EBITDA to $23.3 million from $13.8 million, representing 69% year-over-year growth
•Attracted 4.1 million active customers, an increase of 9% from the prior year
•Received approximately 7.3 million orders, an increase of 7% from the prior year
Key Operating and Financial Metrics
Operating Metrics
We use the following metrics to assess the progress of our business, make decisions on where to allocate capital, time and technology investments and assess the near-term and longer-term performance of our business.
The following table sets forth our key operating metrics for each period presented:

	Year Ended December 31,
(in millions, other than dollar figures)	2024	2023	2022
Active customers	4.07	3.72	3.78
Average order value	$79	$80	$82
Number of orders	7.32	6.85	7.42

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
Number of Orders
We define the number of orders as the total number of orders placed by our customers, prior to product returns, across our platform or in our stores in any given period. An order is counted on the day the customer places the order. We consider the number of orders to be a key indicator of our ability to attract and retain customers, as well as an indicator of the desirability of our products.
Key Financial Metrics
The following table sets forth our key financial metrics prepared in accordance with GAAP and certain non-GAAP financial metrics for each period presented:

	Year Ended December 31,
(dollars in thousands)	2024	2023	2022
Gross margin	57%	55%	55%
Net loss	$(25,990)	$(98,886)	$(176,697)
Net loss margin	(5%)	(18%)	(29%)
Adjusted EBITDA	$23,309	$13,790	$31,872
Adjusted EBITDA margin	4%	3%	5%
Net cash provided by (used in) operating activities	$669	$33,426	$(319)
Free Cash Flow	$(10,923)	$27,456	$(20,065)
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

The following table reflects a reconciliation of Adjusted EBITDA to net loss and Adjusted EBITDA margin to net loss margin, the most directly comparable financial measures prepared in accordance with GAAP:

	Year Ended December 31,
(dollars in thousands)	2024	2023	2022
Net loss	$(25,990)	$(98,886)	$(176,697)
Add (deduct):
Total other expense, net	11,340	13,556	8,575
Provision for (benefit from) income tax	4,329	1,921	(3,917)
Depreciation and amortization expense	17,597	19,141	20,348
Equity-based compensation expense	7,980	7,640	6,730
Inventory step-up amortization expense	—	—	707
Distribution center relocation costs	2,101	—	1,302
Transaction costs	—	—	140
Goodwill impairment	—	68,524	173,786
Non-routine legal matters[1]	4,498	396	—
Non-routine items[2]	1,454	1,498	898
Adjusted EBITDA	$23,309	$13,790	$31,872
Net loss margin	(5%)	(18%)	(29%)
Adjusted EBITDA margin	4%	3%	5%
1 Non-routine legal matters include a $2.0 million accrual in 2024 in connection with the legal matter described in Part I, Item 3, “Legal Proceedings” of this Annual Report on Form 10-K.
2 Non-routine items include severance from headcount reductions; sales tax penalties; and insured losses, net of recoveries.
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
The following table presents a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities, the most directly comparable financial measure prepared in accordance with GAAP:

	Year Ended December 31,
(dollars in thousands)	2024	2023	2022
Net cash provided by (used in) operating activities	$669	$33,426	$(319)
Less: purchases of property and equipment	(11,592)	(5,970)	(19,746)
Free Cash Flow	$(10,923)	$27,456	$(20,065)
Our Free Cash Flow has fluctuated over time primarily as a result of timing of inventory purchases, purchases of property and equipment and fluctuations in earnings.
For the year ended December 31, 2024, net cash provided by operating activities decreased by $32.8 million compared to net cash provided by operating activities for the year ended December 31, 2023. This was attributable primarily to more cash used to purchase inventory in 2024, as compared to 2023, to support growth in the U.S., partially offset by the timing of payments.
For the year ended December 31, 2024, Free Cash Flow decreased by $38.4 million compared to Free Cash Flow for the year ended December 31, 2023. This was attributable primarily to more cash used to purchase inventory in 2024 and additional capital expenditures related to new stores, as compared to 2023, to support growth in the U.S., partially offset by the timing of payments.

Factors Affecting Our Performance
Macroeconomic Environment
The macroeconomic environment in which we operate impacts consumer behavior and may have a significant impact on our business. While positive conditions in the economy generally promote customer spending on our sites and in our stores, any economic weakness can result in a reduction of customer spending and have a significant negative impact on our results of operations. Macroeconomic factors that could cause significant negative impacts on our results of operations include, but are not limited to: inflationary pressures on consumers globally and on our supply chain; elevated interest rates; employment rates; business conditions; changes in the housing market; changes in stock markets; adverse developments affecting the financial services industry; the availability of credit, both for us and for our customers; foreign currency exchange rates; fuel, energy and raw materials costs; supply chain challenges; wars and geopolitical tensions; and the effects of tariffs.
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
Inventory Management
Our test, repeat & clear inventory strategy, utilized fully by our Princess Polly and Petal & Pup brands, consists of smaller initial inventory purchases followed by analysis of real-time data and customer feedback, which allows us to identify and quickly re-order best sellers. While our initial orders are limited in size and, therefore, limit financial risk, we nonetheless purchase inventory in anticipation of future demand and therefore are exposed to potential shifts in customer preferences and price sensitivity over time. We have begun to adopt this strategy, with initial success, at our Culture Kings and mnml brands as well.
Investment in our Operations and Infrastructure
We will continue to invest in our operations to facilitate further growth of our business. We intend to invest in headcount, inventory, stores, fulfillment, logistics, and software and data capabilities, including best-in-class third-party providers in order to improve customer experience, expand into more markets and drive operational efficiencies. While we are disciplined in our capital spending and believe we can generate positive returns on our investments over the long term, we cannot guarantee that increased spending on these investments will be cost effective or result in future growth in our customer base.

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

	Year Ended December 31,
(in thousands)	2024	2023	2022
Net sales	$574,697	$546,258	$611,738
Cost of sales	247,192	245,978	274,491
Gross profit	327,505	300,280	337,247
Operating expenses:
Selling	161,852	149,307	166,070
Marketing	74,710	68,907	66,730
General and administrative	101,264	96,951	102,700
Goodwill impairment	—	68,524	173,786
Total operating expenses	337,826	383,689	509,286
Loss from operations	(10,321)	(83,409)	(172,039)
Other expense, net:
Interest expense	(10,296)	(11,165)	(7,043)
Other expense	(1,044)	(2,391)	(1,532)
Total other expense, net	(11,340)	(13,556)	(8,575)
Loss before income taxes	(21,661)	(96,965)	(180,614)
(Provision for) benefit from income tax	(4,329)	(1,921)	3,917
Net loss	$(25,990)	$(98,886)	$(176,697)

	Year Ended December 31,
	2024	2023	2022
Net sales	100%	100%	100%
Cost of sales	43%	45%	45%
Gross profit	57%	55%	55%
Operating expenses:
Selling	28%	27%	27%
Marketing	13%	13%	11%
General and administrative	18%	18%	17%
Goodwill impairment	—%	13%	28%
Total operating expenses	59%	70%	83%
Loss from operations	(2%)	(15%)	(28%)
Other expense, net:
Interest expense	(2%)	(2%)	(1%)
Other expense	—%	—%	—%
Total other expense, net	(2%)	(2%)	(1%)
Loss before income taxes	(4%)	(18%)	(30%)
(Provision for) benefit from income tax	(1%)	—%	1%
Net loss	(5%)	(18%)	(29%)

Comparison of the Years Ended December 31, 2024 and 2023
Net Sales

	Years Ended December 31,
	2024	2023
Net sales	$574,697	$546,258
Net sales increased by $28.4 million, or 5%, in 2024 compared to 2023. The overall increase in net sales was primarily driven by an 7% increase in the number of orders we processed in 2024 compared to 2023, partially offset by a decrease in our average order value of 1%, from $80 in 2023 to $79 in 2024. The increase in the number of orders was primarily driven by growth in the U.S. across all sales channels. On a constant currency basis, net sales and average order value for 2024 would have increased 7% and decreased 1%, respectively, as compared to 2023.
Cost of Sales

	Years Ended December 31,
	2024	2023
Cost of sales	$247,192	$245,978
Percent of net sales	43%	45%
Cost of sales increased by $1.2 million in 2024 compared to 2023, due to a 7% increase in the total number of orders in 2024, as compared to 2023, and the effect of growing wholesale and marketplace initiatives, mostly offset by more full price selling and an improved inventory position. The decrease in cost of sales as a percentage of net sales was primarily due to the impact from more full price selling and improved inventory position, partially offset by the effect of growing wholesale initiatives, which have lower gross margins.
Gross Profit

	Years Ended December 31,
	2024	2023
Gross profit	$327,505	$300,280
Gross margin	57%	55%
Gross profit increased by $27.2 million, or 9%, in 2024 compared to 2023. This increase was primarily driven by the 5% increase in net sales in 2024, as compared to 2023, and an increase in gross margin. Gross margin increased primarily due to the impact from more full price selling and improved inventory position, partially offset by the effect of growing wholesale initiatives, which have lower gross margins.
Selling Expenses

	Years Ended December 31,
	2024	2023
Selling	$161,852	$149,307
Percent of net sales	28%	27%
Selling expenses increased by $12.5 million, or 8%, in 2024 compared to 2023. This increase was driven by the 5% increase in net sales, as well as the opening of additional stores and the impact from growing marketplace initiatives in 2024 compared to 2023. The increase in selling expenses as a percentage of net sales was primarily due to the opening of additional stores and the impact from growing marketplace initiatives.

Marketing Expenses

	Years Ended December 31,
	2024	2023
Marketing	$74,710	$68,907
Percent of net sales	13%	13%

Marketing expenses increased by $5.8 million, or 8%, in 2024 compared to 2023. Marketing expenses as a percentage of net sales for 2024 was flat compared to 2023.
General and Administrative Expenses

	Years Ended December 31,
	2024	2023
General and administrative	$101,264	$96,951
Percent of net sales	18%	18%
General and administrative expenses increased by $4.3 million, or 4%, in 2024 compared to 2023. The increase was primarily driven by a $6.2 million increase in wages and incentive compensation expense, a $2.0 million accrual for a legal matter, and a $2.1 million increase in other non-routine legal matters. Partially offsetting these increases was a $1.8 million decrease in intangible amortization, a $1.6 million decrease in sales tax penalties and interest, a $1.4 million decrease in professional and administrative fees and a $1.1 million decrease in insurance costs. General and administrative expenses as a percentage of net sales for 2024 was flat compared to 2023.
Goodwill Impairment

	Years Ended December 31,
	2024	2023
Goodwill impairment	$—	$68,524
Percent of net sales	—%	13%
There was no goodwill impairment in 2024. Goodwill impairment in 2023 was recognized on the goodwill recorded from the acquisitions of the Culture Kings and Petal & Pup reporting units.
Other Expense, net

	Years Ended December 31,
	2024	2023
Other expense, net:
Interest expense	$(10,296)	$(11,165)
Other expense	(1,044)	(2,391)
Total other expense, net	$(11,340)	$(13,556)
Percent of net sales	(2%)	(2%)
Other expense, net decreased by $2.2 million, or 16%, in 2024 compared to 2023, primarily due to lower interest expense from a reduction in our long-term balance, the impact of changes in foreign currency exchange rates and the loss recognized on the sale of the Rebdolls reporting unit in 2023.

Provision for Income Tax

	Years Ended December 31,
	2024	2023
Provision for income tax	$(4,329)	$(1,921)
Percent of net sales	(1%)	—%
Effective tax rate	(20%)	(2%)
Provision for income tax increased by $2.4 million, or 125%, in 2024 compared to 2023. This increase was primarily due to limitations in interest expense deduction in Australia and the additional valuation allowance on the net deferred tax assets in the U.S.
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

Other Expense, net

	Years Ended December 31,
	2023	2022
Other expense, net
Interest expense	$(11,165)	$(7,043)
Other expense	(2,391)	(1,532)
Total other expense, net	$(13,556)	$(8,575)
Percent of net sales	(2%)	(1%)
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
Seasonality
Due to our operations being concentrated in two distinct geographies (Australia and the United States), our business has experienced seasonality that may differ from that of other retailers. The first quarter has historically been our lowest sales quarter, and that trend is likely to continue as we continue to expand into the U.S. market.
The following table presents quarterly net sales as a percentage of total annual net sales:

	Years Ended December 31,
	2024	2023	2022
First quarter	20%	22%	24%
Second quarter	26%	25%	26%
Third quarter	26%	26%	25%
Fourth quarter	28%	27%	25%
Total	100%	100%	100%
Our business is directly affected by the behavior of consumers. Economic conditions and competitive pressures can significantly impact, both positively and negatively, the level of demand by customers for our products. Consequently, the results of any prior quarterly or annual periods should not be relied upon as indications of our future operating performance.

Liquidity and Capital Resources
As of December 31, 2024, our principal sources of liquidity were cash and cash equivalents totaling $24.2 million, our revolving line of credit and our term loan accordion provision.
As of December 31, 2024, most of our cash was held for working capital purposes. We have historically financed our operations and capital expenditures primarily through cash flows generated by operations, the incurrence of debt and through the issuance of equity. We believe that our existing cash, together with cash generated from operations and available borrowing capacity under our credit facilities and lines of credit, will be sufficient to meet our anticipated cash needs for the next 12 months. We believe that cash generated from ongoing operations and continued access to debt markets will be sufficient to satisfy our cash requirements beyond 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. We may seek to borrow funds under our credit facility or raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section of this Annual Report on Form 10-K captioned “Risk Factors.” We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all. The inability to raise capital if needed would adversely affect our ability to achieve our business objectives.
Senior Secured Credit Facility
In connection with our initial public offering of common stock in September 2021 (the “IPO”), we entered into a senior secured credit facility comprised of a $100.0 million term loan and a $50.0 million revolving line of credit, with an option of up to $50.0 million in an additional term loan through an accordion provision. We used borrowings under this credit facility, together with a portion of the proceeds from the IPO, to repay our previous debt in full. As of December 31, 2024, we owed a combined $89.1 million in term loan and accordion borrowings, as well as $23.3 million borrowed under the revolving line of credit. The term loan requires us to make amortized annual payments of 5.0% during the first and second years, 7.5% during the third and fourth years and 10.0% during the fifth year with the balance of the loan due at maturity in September 2026. Borrowings under the term loan accrue interest at Term SOFR, as defined in the credit agreement for the senior secured credit facility (the “Credit Agreement”), plus an applicable margin dependent upon our net leverage ratio, as defined in the Credit Agreement. The revolving line of credit, when used, also accrues interest at Term SOFR plus an applicable margin dependent upon our net leverage ratio. The highest interest rates under the Credit Agreement for both the term loan and the revolving line of credit occur at a net leverage ratio of greater than 2.75x, yielding an interest rate of a benchmark rate plus 3.25%. The accordion provision allows us to borrow additional amounts of term loan at terms to be agreed upon at the time of issuance, but on substantially the same basis as the original term loan. As of December 31, 2024, principal payments of our term loan and accordion for the next twelve months are anticipated to total $6.3 million.
Under the senior secured credit facility, we are subject to certain financial covenant ratios and certain annual mandatory prepayment terms based on excess cash flows, as defined in the Credit Agreement, based on our net leverage ratio. If we are unable to comply with certain financial covenant ratios, which include provisions that are not precisely defined and are subject to interpretation, and terms requiring mandatory prepayment based on a percentage of excess cash flows, our long-term liquidity position may be adversely impacted. Furthermore, the variable interest rates associated with our senior secured credit facility could result in interest payments that are higher than anticipated. We were in compliance with all debt covenants as of December 31, 2024, and expect to be in compliance beyond the next 12 months, although our ability to meet these financial ratios and tests can be affected by the interpretation of certain provisions in our Credit Agreement, macro economic factors and the seasonality of our business, which is more concentrated in the third and fourth fiscal quarters.
Refer to Note 7, “Debt,” in the notes to our consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding our senior secured credit facility.
Material Cash Requirements
Our material cash requirements include operating lease obligations and inventory purchase commitments.
We have lease arrangements for certain equipment and facilities, primarily office locations, warehouse facilities and retail stores. Most of our property, equipment and software have been purchased with cash. As of December 31, 2024, our future minimum payments under non-cancelable operating leases totaled $92.9 million, with $13.2 million payable within the next 12 months.
While we routinely contract for the purchase of inventory from vendors, we have no material purchase obligations outstanding with any vendors or third parties.

Additionally, we plan to incur capital expenditures of approximately $12.0 to $14.0 million in 2025. This reflects the planned opening of 6-8 new stores, as well as investments in infrastructure and technology.
Historical Cash Flows

	Year Ended December 31,
	2024	2023	2022
Net cash provided by (used in) operating activities	$669	$33,426	$(319)
Net cash used in investing activities	(11,594)	(6,031)	(25,314)
Net cash provided by (used in) financing activities	15,506	(52,829)	33,260
Net Cash Provided by (Used in) Operating Activities
Cash provided by (used in) operating activities consists primarily of net income (loss) adjusted for certain non-cash items, including depreciation, amortization, equity-based compensation, the effect of changes in working capital and other activities.
In 2024, net cash provided by operating activities decreased $32.8 million. This was attributable primarily to more cash used to purchase inventory in 2024, as compared to 2023, to support growth in the U.S., partially offset by the timing of payments.
In 2023, net cash provided by operating activities increased $33.7 million. This was attributable primarily to a decrease in inventory compared to 2022, which was driven by reduced inventory buying and sell-through of aged inventory, partially offset by lower earnings.
Net Cash Used in Investing Activities
Our primary investing activities have consisted of acquisitions to support our overall business growth, and investments in fulfillment centers, stores and internally developed software to support our infrastructure. Purchases of property and equipment may vary from period to period due to timing of the expansion of our operations.
In 2024, net cash used in investing activities increased $5.6 million. This was attributable to additional capital expenditures related to new stores.
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
In 2024, net cash provided by financing activities increased $68.3 million as compared to net cash used in financing activities in 2023. This was primarily attributable to the combined $50.7 million in principal payments, net of borrowings, on our senior secured credit facility in 2023 and the $17.9 million in borrowings, net of repayments, under our senior secured credit facility in 2024.
In 2023, net cash used in financing activities increased $86.1 million as compared to net cash provided by financing activities in 2022. This was primarily attributable to the combined $50.7 million in principal payments, net of borrowings, on our senior secured credit facility in 2023 and the $34.4 million in borrowings, net of repayments, under our senior secured credit facility in 2022.

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
During the year ended December 31, 2024, we repurchased 131,618 shares of our common stock under the Share Repurchase Program for $1.5 million, at an average price of $11.53 per share.
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
Revenue Recognition
Revenue is primarily derived from the sale of apparel merchandise through our online websites, stores, third-party marketplaces, wholesale partnerships and, when applicable, shipping revenue. We determine revenue recognition through the following steps in accordance with the Financial Accounting Standards Board’s Revenue from Contracts with Customers (Topic 606):
•identification of the contract, or contracts, with a customer;
•identification of the performance obligations in the contract;
•determination of the transaction price;
•allocation of the transaction price to the performance obligations in the contract; and
•recognition of revenue when, or as, we satisfy a performance obligation.
Revenue is recognized upon shipment when control of the promised goods or services is transferred to our customers, or at point of sale for purchases in our stores, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Our revenue is reported net of sales returns and discounts. We estimate our liability for product returns based on historical return trends and an evaluation of current economic and market conditions, all of which have a degree of uncertainty. We record the expected customer refund liability as a reduction to revenue, and the expected inventory right of recovery as a reduction of cost of goods sold. If actual return costs differ from previous estimates, the amount of the liability and corresponding revenue are adjusted in the period in which such costs occur. We have not made any material changes to our assumptions included in our calculations of expected customer refund activity during the year ended December 31, 2024.
Inventory
Inventories are stated at the lower of cost and net realizable value. Cost is determined using an average cost method. Cost of inventory includes import duties and other taxes and transport and handling costs to deliver the inventory to our distribution centers or stores. We write down inventory where it appears that the carrying cost of the inventory may not be recovered through subsequent sale of the inventory. We analyze the quantity of inventory on hand, the quantity sold in the past year, the anticipated sales volume, the expected sales price and the cost of making the sale when evaluating the value of our inventory. If the sales volume or sales price of specific products declines, additional write-downs may be required. We have not made any material changes to our assumptions included in the calculations of the lower of cost or net realizable value reserves during the year ended December 31, 2024.

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
Based on the range of estimated fair values developed from the income and market-based methods, we determine the estimated fair value for the reporting unit. If the estimated fair value of the reporting unit exceeds its carrying value, the goodwill is not impaired and no further review is required. However, if the estimated fair value of the reporting unit is less than its carrying value, we calculate the impairment loss as the difference between the carrying value of the reporting unit and the estimated fair value.
The income-based fair value methodology requires management’s assumptions and judgments regarding economic conditions in the markets in which we operate and conditions in the capital markets, many of which are outside of management’s control. At the reporting unit level, fair value estimation requires management’s assumptions and judgments regarding the effects of overall economic conditions on the specific reporting unit, along with assessment of the reporting unit’s strategies and forecasts of future cash flows. Forecasts of individual reporting unit cash flows involve management’s estimates and assumptions regarding:
•Annual cash flows, on a debt-free basis, arising from future revenues and earnings, changes in working capital, capital spending and income taxes for at least an 8-year forecast period.
•A terminal growth rate for years beyond the forecast period. The terminal growth rate is selected based on consideration of growth rates used in the forecast period, historical performance of the reporting unit and economic conditions.
•A discount rate that reflects the risks inherent in realizing the forecasted cash flows.
Under the market-based fair value methodology, judgment is required in evaluating market multiples and recent transactions. Management believes that the assumptions used for its impairment tests are representative of those that would be used by market participants performing similar valuations of our reporting units.
The carrying value of definite-lived intangible assets is reviewed whenever events or changes in circumstances indicate the carrying amount of the assets might not be recoverable. Factors that would necessitate an impairment assessment include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset or a significant decline in the observable market value of an asset, among others. If such facts indicate a potential impairment, we would assess the recoverability of an asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset in the asset group. If the recoverability test indicates the carrying value of the asset group is not recoverable, we will estimate the fair value of the asset group using the discounted cash flow method. Any impairment would be measured as the difference between the asset group's carrying amount and its estimated fair value.
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

In August 2023, due to elevated interest rates and unfavorable demand in Australia, we reduced our forecasts and expectations for the Culture Kings and Petal & Pup reporting units. This reduction was identified as a triggering event and a subsequent quantitative test concluded that the carrying value of the Culture Kings and Petal & Pup reporting units exceeded their fair values as of August 31, 2023. As a result, we recorded a non-cash goodwill impairment charge of $68.5 million during the third quarter of 2023. As of December 31, 2023, $11.3 million of goodwill related to Petal & Pup remained on our balance sheet, while the goodwill related to Culture Kings was fully impaired. Additionally, as of December 31, 2024, the estimated fair value of the mnml reporting unit exceeded the carrying value by 11.2%, and the carrying value of the related goodwill was $30.0 million. No impairment was identified as part of the annual goodwill impairment test conducted in 2024.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are recorded net on the balance sheet. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. This assessment involves uncertainty and judgment. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We have not made any material changes to our assumptions and estimates related to our income tax positions during the year ended December 31, 2024.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
a.k.a. BRANDS HOLDING CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of a.k.a. Brands Holding Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of a.k.a. Brands Holding Corp. and its subsidiaries (the "Company") as of December 31, 2024, and the related consolidated statement of income, of comprehensive income, of stockholders’ equity and of cash flows for the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Los Angeles, California
March 6, 2025
We have served as the Company’s auditor since 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of a.k.a. Brands Holding Corp.
Opinion on the Financial Statements
We have audited the consolidated balance sheet of a.k.a. Brands Holding Corp. and its subsidiaries (the “Company”) as of December 31, 2023, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.
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
/s/ PricewaterhouseCoopers
Melbourne, Australia
March 7, 2024
We served as the Company’s auditor from 2021 through 2024.

a.k.a. BRANDS HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$24,192	$21,859
Accounts receivable, net	8,107	4,796
Inventory	95,750	91,024
Prepaid expenses and other current assets	16,720	18,016
Total current assets	144,769	135,695
Property and equipment, net	31,262	27,154
Operating lease right-of-use assets	65,382	37,465
Intangible assets, net	52,354	64,322
Goodwill	89,254	94,898
Deferred tax assets	47	1,569
Other assets	2,136	618
Total assets	$385,204	$361,721
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$30,299	$28,279
Accrued liabilities	31,216	25,223
Sales returns reserve	7,587	9,610
Deferred revenue	12,215	11,782
Income taxes payable	1,039	257
Operating lease liabilities, current	8,382	7,510
Current portion of long-term debt	6,300	3,300
Total current liabilities	97,038	85,961
Long-term debt	105,411	90,094
Operating lease liabilities	63,496	35,344
Other long-term liabilities	1,625	1,704
Total liabilities	267,570	213,103
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; zero shares issued or outstanding as of December 31, 2024 and 2023, respectively	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 10,669,649 and 10,567,881 shares issued and outstanding as of December 31, 2024 and 2023, respectively	128	128
Additional paid-in capital	471,758	466,172
Accumulated other comprehensive loss	(60,849)	(50,269)
Accumulated deficit	(293,403)	(267,413)
Total stockholders’ equity	117,634	148,618
Total liabilities and stockholders’ equity	$385,204	$361,721

The accompanying notes are an integral part of these consolidated financial statements

a.k.a. BRANDS HOLDING CORP.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023	2022
Net sales	$574,697	$546,258	$611,738
Cost of sales	247,192	245,978	274,491
Gross profit	327,505	300,280	337,247
Operating expenses:
Selling	161,852	149,307	166,070
Marketing	74,710	68,907	66,730
General and administrative	101,264	96,951	102,700
Goodwill impairment	—	68,524	173,786
Total operating expenses	337,826	383,689	509,286
Loss from operations	(10,321)	(83,409)	(172,039)
Other expense, net:
Interest expense	(10,296)	(11,165)	(7,043)
Other expense	(1,044)	(2,391)	(1,532)
Total other expense, net	(11,340)	(13,556)	(8,575)
Loss before income taxes	(21,661)	(96,965)	(180,614)
(Provision for) benefit from income tax	(4,329)	(1,921)	3,917
Net loss	$(25,990)	$(98,886)	$(176,697)

Net loss per share, basic and diluted*	$(2.46)	$(9.24)	$(16.47)
Weighted average shares outstanding, basic and diluted*	10,567,656	10,707,024	10,726,392
The accompanying notes are an integral part of these consolidated financial statements
* Adjusted for the one-for-12 Reverse Stock Split. Refer to Note 13, “Stockholders’ Equity.”

a.k.a. BRANDS HOLDING CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net loss	$(25,990)	$(98,886)	$(176,697)
Other comprehensive loss:
Currency translation	(10,580)	(5,084)	(34,105)
Total comprehensive loss	$(36,570)	$(103,970)	$(210,802)
The accompanying notes are an integral part of these consolidated financial statements

a.k.a. BRANDS HOLDING CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share and unit data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Equity
	Shares(1)	Amount
Balance as of December 31, 2021	10,720,653	$129	$453,807	$(11,080)	$8,170	$451,026
Equity-based compensation	—	—	6,730	—	—	6,730
Issuance of common stock under employee equity plans, net of shares withheld	29,933	—	123	—	—	123
Cumulative translation adjustment	—	—	—	(34,105)	—	(34,105)
Net loss	—	—	—	—	(176,697)	(176,697)
Balance as of December 31, 2022	10,750,586	129	460,660	(45,185)	(168,527)	247,077
Equity-based compensation	—	—	7,640	—	—	7,640
Issuance of common stock under employee equity plans, net of shares withheld	137,801	—	(28)	—	—	(28)
Repurchase of shares	(320,506)	(1)	(2,100)	—	—	(2,101)
Cumulative translation adjustment	—	—	—	(5,084)	—	(5,084)
Net loss	—	—	—	—	(98,886)	(98,886)
Balance as of December 31, 2023	10,567,881	128	466,172	(50,269)	(267,413)	148,618
Equity-based compensation	—	—	7,980	—	—	7,980
Issuance of common stock under employee equity plans, net of shares withheld	232,805	—	(879)	—	—	(879)
Repurchase of shares	(131,037)	—	(1,515)	—	—	(1,515)
Cumulative translation adjustment	—	—	—	(10,580)	—	(10,580)
Net loss	—	—	—	—	(25,990)	(25,990)
Balance as of December 31, 2024	10,669,649	$128	$471,758	$(60,849)	$(293,403)	$117,634
_________
(1)Adjusted for the one-for-12 Reverse Stock Split. Refer to Note 13, “Stockholders’ Equity.”
The accompanying notes are an integral part of these consolidated financial statements

a.k.a. BRANDS HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(25,990)	$(98,886)	$(176,697)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	6,550	7,605	6,156
Amortization expense	11,047	11,536	14,192
Amortization of inventory fair value adjustment	—	—	707
Amortization of debt issuance costs	597	624	647
Lease incentives	—	1,596	1,722
Loss on disposal of businesses	673	1,533	—
Non-cash operating lease expense	8,979	7,766	9,779
Equity-based compensation	7,980	7,640	6,730
Deferred income taxes, net	1,508	(745)	(4,064)
Goodwill impairment	—	68,524	173,786
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(3,294)	(1,283)	(602)
Inventory	(10,657)	32,149	(16,257)
Prepaid expenses and other current assets	1,539	(2,789)	6,134
Accounts payable	2,442	7,512	(1,888)
Income taxes payable	778	6,214	(2,442)
Accrued liabilities	7,138	(13,982)	(7,419)
Sales returns reserve	(1,849)	5,566	(2,678)
Deferred revenue	856	522	267
Lease liabilities	(7,628)	(7,676)	(8,392)
Net cash provided by (used in) operating activities	669	33,426	(319)
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	—	(5,321)
Purchases of intangible assets	(2)	(61)	(247)
Purchases of property and equipment	(11,592)	(5,970)	(19,746)
Net cash used in investing activities	(11,594)	(6,031)	(25,314)
Cash flows from financing activities:
Payments of costs related to initial public offering	—	—	(1,142)
Proceeds from line of credit	49,500	11,500	40,000
Repayment of line of credit	(26,200)	(51,500)	—
Proceeds from issuance of debt, net of issuance costs	—	—	(121)
Repayment of debt	(5,400)	(10,700)	(5,600)
Taxes paid related to net share settlement of equity awards	(1,103)	(191)	(104)
Proceeds from issuances under equity-based compensation plans	224	162	227
Repurchase of shares	(1,515)	(2,100)	—
Net cash provided by (used in) financing activities	15,506	(52,829)	33,260
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,131)	1,090	(272)
Net change in cash, cash equivalents and restricted cash	2,450	(24,344)	7,355
Cash, cash equivalents and restricted cash at beginning of year	24,029	48,373	41,018
Cash, cash equivalents and restricted cash at end of year	$26,479	$24,029	$48,373

a.k.a. BRANDS HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$24,192	$21,859	$46,319
Restricted cash, included in prepaid expenses and other current assets	577	2,170	2,054
Restricted cash, included in other assets	1,710	—	—
Total cash, cash equivalents and restricted cash	$26,479	$24,029	$48,373
Supplemental disclosure of cash flow information:
Interest paid	$9,770	$10,515	$6,296
Income tax paid (refund received), net	2,056	(4,039)	2,329
Supplemental disclosure of non-cash activities:
Right-of-use asset additions under operating leases	$38,534	$8,447	$22,237
Property and equipment expenditures included in accounts payable and accrued liabilities	773	70	539
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
Certain Risks and Concentrations
The Company is subject to certain risks, including credit risk, dependence on third-party technology providers and hosting services for website servers, exposure to risks associated with online commerce security, credit card fraud, as well as the interpretation of state and local laws and regulations in regard to the collection and remittance of sales and use taxes. The Company does not have significant customer or vendor concentrations.
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
As of December 31, 2024 and 2023, the Company had $13.5 million and $9.3 million, respectively, on deposit in banks outside of the United States.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity (at date of purchase) of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of demand deposits and receivables from third-party credit card processors. Cash equivalents are carried at cost, which approximates fair value.
Accounts Receivable
Accounts receivable consists of trade accounts receivable that are reported net of an allowance for doubtful accounts. The Company had $0.1 million and $0.2 million in allowance for doubtful accounts as of December 31, 2024 and 2023, respectively.

Inventory
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
The Company incurs costs related to the development of the Company’s websites and capitalizes these website development costs incurred during the website development stage. Capitalized website costs include salary and benefit costs for Company employees and contractors that develop the website. When the development phase is substantially complete and the website is ready for its intended purpose, capitalized costs are depreciated using the straight-line method over the useful life.
Goodwill and Intangible Assets
Assets acquired and liabilities assumed are measured at fair value as of the acquisition date. Goodwill, which has an indefinite useful life, represents the excess of the purchase price over the fair value of the net assets acquired, including the amount assigned to identifiable intangible assets. The primary drivers that generate goodwill are the value of synergies between the acquired entities and the Company and the acquired assembled workforce, neither of which qualifies as a separately identifiable intangible asset. As of December 31, 2024 and 2023, the Company had goodwill of $89.3 million and $94.9 million, respectively.
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
No goodwill impairment was required for the year ended December 31, 2024. However, as of the annual testing date of October 31, 2024, the estimated fair value of the mnml reporting unit exceeded the carrying value by 11.2% and the carrying value of the related goodwill was $30.0 million. In 2023, the Company concluded that the carrying value of the Culture Kings and Petal & Pup reporting units exceeded their fair values as of August 31, 2023. As a result, the Company recorded a non-cash goodwill impairment charge of $68.5 million during the third quarter of 2023. As part of the annual goodwill impairment test conducted in the fourth quarter of 2022, the Company concluded that the carrying value of the Company’s Culture Kings and Rebdolls reporting units exceeded their fair values and recorded a total non-cash goodwill impairment charge of $173.8 million during the year ended December 31, 2022. Refer to Note 5, “Goodwill,” for further information.
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
No impairment losses related to finite-lived intangible assets or property and equipment were recognized during the years ended December 31, 2024, 2023 and 2022.
Leases
The Company generally leases office space, warehouse facilities and stores under non-cancellable agreements. Upon each agreement’s commencement date, the Company determines if the agreement is part of an arrangement that is or that contains a lease, determines the lease classification and recognizes right-of-use assets and lease liabilities for all leases with the exception of leases with terms of 12 months or less. The Company accounts for lease and non-lease components as a single lease component. Operating lease right-of-use assets are classified as long-term assets in the consolidated balance sheets. Operating lease liabilities are classified as current lease liabilities and long-term lease liabilities based on when lease payments are due. The Company’s lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms as well as payments for common area maintenance and administrative services. As of December 31, 2024 and 2023, the Company did not have material finance lease arrangements.
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
Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. As of December 31, 2024, there are no known uncertain tax positions.
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
Transactions denominated in a currency other than the functional currency of the entity involved give rise to foreign currency remeasurement gains and losses, which are included in other expense on the consolidated statements of income. Foreign currency transaction losses were $0.4 million, $0.8 million and $1.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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

The Company generally provides refunds for goods returned within 30 to 45 days from the original purchase date. A returns reserve is recorded by the Company based on historical refund experience with a corresponding reduction of sales and cost of sales. The sales return reserve was $7.6 million and $9.6 million as of December 31, 2024 and 2023, respectively.
The following table presents a summary of the Company’s sales return reserve:

	December 31,
	2024	2023
Beginning balance	$9,610	$3,968
Returns	(123,436)	(101,025)
Allowance	121,413	106,667
Ending balance	$7,587	$9,610

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
Revenue recognized in net sales on breakage of gift cards and online credit for the years ended December 31, 2024, 2023 and 2022 was $2.6 million, $1.6 million and $0.2 million, respectively.
The following table presents the disaggregation of the Company’s net sales by geography, based on customer address:

	Year Ended December 31,
	2024	2023	2022
United States	$368,799	$315,496	$312,977
Australia/New Zealand	180,328	202,777	268,873
Rest of world	25,570	27,985	29,888
Total	$574,697	$546,258	$611,738
Cost of Sales
Cost of sales consists of the purchase price of merchandise sold to customers and includes import duties and other taxes, freight-in, defective merchandise returned from customers, inventory write-offs and other miscellaneous shrinkage.
Selling Expenses
Selling expenses consist of costs incurred in operating and staffing the fulfillment centers and stores, costs attributable to inspecting and warehousing inventory, picking, packaging and preparing customer orders for shipment, customer service, shipping and other transportation costs incurred in delivering merchandise to customers and customers returning merchandise, merchant processing fees and shipping supplies. The amount of shipping and handling costs included in selling expenses, inclusive of outbound shipping and returned freight costs, was $72.2 million, $69.3 million and $80.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
Fair Value Measurements
The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. The carrying amounts for the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short-term maturities. Using level 2 inputs, the fair value of the Company’s borrowings under its term debt and revolving line of credit were below fair value. Refer to Note 7, “Debt,” for further information.
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
Commitments and Contingencies
The Company records a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company also discloses material contingencies when it believes a loss is not probable but reasonably possible. Accounting for contingencies requires the Company to use judgment related to both the likelihood of a loss and the estimate of the amount or range of loss. Although the Company cannot predict with assurance the outcome of any litigation or tax matters, it does not believe there are currently any such actions that, if resolved unfavorably, would have a material impact on the Company’s operating results, financial position or cash flows. Legal costs incurred in connection with loss contingencies are expensed as incurred.
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
Reclassification
As of December 31, 2023, the Company reclassified restricted cash of $2.2 million from its separate balance sheet line item to be included within prepaid expenses and other current assets on the balance sheet. This reclassification had no effect on total current assets or total assets previously reported.

Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard requires disclosure of significant segment expenses and other segment items by reportable segment. This ASU becomes effective for annual periods beginning in 2024 and interim periods in 2025. The Company has adopted this ASU. Refer to Note 16, “Segment Information,” for further information.
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
In November 2024, FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) and in January 2025, FASB issued ASU 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU 2024-03. ASU 2024-03 will require the Company to disclose the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization, as applicable, included in certain expense captions in the Company’s consolidated statements of income, as well as qualitatively describe remaining amounts included in those captions. The Company intends to adopt ASU 2024-03 for the Company’s fiscal year ended December 31, 2027 using a prospective transition method.
Note 3. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets are comprised of the following:

	December 31,
	2024	2023
Inventory prepayments	$6,693	$4,982
Other	10,027	13,034
Total prepaid expenses and other current assets	$16,720	$18,016
Note 4. Property and Equipment, Net
Property and equipment, net is comprised of the following:

	December 31,
	2024	2023
Furniture and fixtures	$5,608	$2,439
Machinery and equipment	4,686	6,008
Computer equipment and capitalized software	7,444	7,531
Leasehold improvements	31,230	27,680
Total property and equipment	48,968	43,658
Less: accumulated depreciation	(17,706)	(16,504)
Total property and equipment, net	$31,262	$27,154
Depreciation expense consisted of the following:

	Year Ended December 31,
	2024	2023	2022
Selling expenses	$5,478	$5,264	$3,615
General and administrative expenses	1,072	2,341	2,541
Total depreciation expense	$6,550	$7,605	$6,156

Note 5. Goodwill
The carrying value of goodwill, as of December 31, 2024 and 2023, was $89.3 million and $94.9 million, respectively. There was no goodwill impairment recorded for the year ended December 31, 2024. However, as of the annual testing date of October 31, 2024, the estimated fair value of the mnml reporting unit exceeded the carrying value by 11.2% and the carrying value of the related goodwill was $30.0 million.
The goodwill of acquired companies is primarily related to expected improvements in technology performance and functionality, as well as sales growth from future product and service offerings and new customers, together with certain intangible assets that do not qualify for separate recognition. The goodwill of acquired companies is generally not deductible for tax purposes.
2023 Impairment
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
2022 Impairment
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
Goodwill Activity
The following table summarizes goodwill activity:

Balance as of December 31, 2022	$167,731
Impairment	(68,524)
Changes in foreign currency translation	(4,309)
Balance as of December 31, 2023	94,898
Changes in foreign currency translation	(5,644)
Balance as of December 31, 2024	$89,254
Note 6. Intangible Assets
The gross amounts and accumulated amortization of acquired identifiable intangible assets with finite useful lives as of December 31, 2024 and 2023, included in intangible assets, net in the accompanying consolidated balance sheets, are as follows:

	December 31,
	Useful life	Weighted Average Amortization Period 2024	2024	Weighted Average Amortization Period 2023	2023
Customer relationships	4 years	0.3 years	$7,360	1.2 years	$21,640
Brands	10 years	6.0 years	83,612	6.9 years	84,023
Trademarks	5 years	0.3 years	98	1.3 years	107
Total intangible assets			91,070		105,770
Less: accumulated amortization			(38,716)		(41,448)
Total intangible assets, net			$52,354		$64,322

Amortization of acquired intangible assets with finite useful lives is included in general and administrative expenses and was $11.0 million, $11.5 million and $14.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Future estimated amortization expense for acquired identifiable intangible assets is as follows:

Year ending December 31:
2025	$9,231
2026	9,065
2027	9,065
2028	8,272
2029	7,211
Thereafter	9,510
Total amortization expense	$52,354
Note 7. Debt
Senior Secured Credit Facility
On September 24, 2021, certain subsidiaries of the Company entered into a senior secured credit facility comprised of a $100.0 million term loan and a $50.0 million revolving line of credit, as well as an option for additional term loan of up to $50.0 million through an accordion feature. The senior secured credit facility also allows for the issuance of one or more letters of credit from time to time by syndicate lenders. Effective April 4, 2023, the Company modified its senior secured credit facility under existing contractual provisions to yield interest from interest rates based on Term SOFR, as defined in the credit agreement for the senior secured credit facility (the “Credit Agreement”). Key terms and conditions of each facility were as follows:
•The $100.0 million term loan matures five years after closing (September 2026) and requires the Company to make amortized annual payments of 5.0% during the first and second years, 7.5% during the third and fourth years and 10.0% during the fifth year with the balance of the loan due at maturity. Borrowings under the term loan accrue interest at Term SOFR plus an applicable margin dependent upon the Company’s net leverage ratio, as defined in the Credit Agreement. The highest interest rate under the agreement occurs at a net leverage ratio of greater than 2.75x, yielding an interest rate of Term SOFR plus 3.25%.
•The $50.0 million revolving line of credit, which matures five years after closing (September 2026), accrues interest at Term SOFR plus an applicable margin dependent upon the Company’s net leverage ratio. The highest interest rate under the Credit Agreement occurs at a net leverage ratio of greater than 2.75x, yielding an interest rate of Term SOFR plus 3.25%. Additionally, a margin fee of 25-35 basis points is assessed on unused amounts under the revolving line of credit, subject to adjustment based on the Company’s net leverage ratio.
•The $50.0 million accordion feature allows the Company to enter into additional term loan borrowings at terms to be agreed upon at the time of issuance, but on substantially the same basis as the original term loan, which includes the requirement to make amortized annual payments at the same cadence as that of the original term loan.
The senior secured credit facility requires that the Company maintain a maximum total net leverage ratio of 3.50 to 1.00 and maintain a minimum fixed charge coverage ratio of 1.25 to 1.00, each as of the last day of any fiscal quarter. In the event that the Company fails to comply with the financial covenant, the Company will have the option to make certain equity contributions, directly or indirectly, to cure any non-compliance with such covenant, subject to certain other conditions and limitations. The Company is required to make a mandatory prepayment as a percentage of excess cash flows, as defined in the Credit Agreement, in the period based on the Company triggering certain net debt leverage ratios. Specifically, a mandatory prepayment of 50% of excess cash flows is required if the Company’s net leverage ratio exceeds 2.75x, and a mandatory prepayment of 25% of excess cash flows is required if the Company’s net leverage ratio is greater than or equal to 2.25x. As of December 31, 2024, the Company was in compliance with all financial debt covenants.

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
During 2024, the Company borrowed $49.5 million under its revolving line of credit, with final payoff due on September 24, 2026, and voluntarily repaid $26.2 million of the amounts outstanding under its revolving line of credit.
As of December 31, 2024, the all-in rate (Term SOFR plus the applicable margin) for the Company’s term loan and borrowings under the revolving line of credit was 7.68%.
Total Debt and Interest
Outstanding debt consisted of the following:

	December 31,
	2024	2023
Term loan	$89,050	$94,450
Revolving credit facility	23,300	—
Capitalized debt issuance costs	(639)	(1,056)
Total debt	111,711	93,394
Less: current portion	(6,300)	(3,300)
Total long-term debt	$105,411	$90,094
Interest expense, which included the amortization of debt issuance costs, totaled $10.3 million, $11.2 million and $7.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. Additionally, as of December 31, 2024, the Company had $2.2 million of outstanding letters of credit. As of December 31, 2024, the carrying value of the Company’s total debt was $111.7 million, while the fair value of the Company’s total debt, valued using level 2 inputs, was $103.0 million.
As of December 31, 2024, the maturities of principal amounts of our total debt obligations were as follows:

2025	$6,300
2026	106,050
Total	$112,350
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

The Company’s operating lease costs were as follows:

	Year Ended December 31,
	2024	2023	2022
Operating lease costs	$12,845	$10,005	$8,890
Variable lease costs	1,252	944	609
Short-term lease costs	488	385	430
Total lease costs	$14,585	$11,334	$9,929
The Company does not have any sublease income and the Company’s lease agreements do not contain any residual value guarantees or material restrictive covenants.
Supplemental cash flow information relating to the Company’s operating leases was as follows:

	Year Ended December 31,
	2024	2023	2022
Cash paid for operating lease liabilities	$11,367	$8,421	$6,027
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	38,534	8,447	22,237
Other information relating to the Company’s operating leases was as follows:

	As of December 31,
	2024	2023
Weighted-average remaining lease term	6.7 years	6.4 years
Weighted-average discount rate	6.9%	5.1%
As of December 31, 2024, the maturities of operating lease liabilities were as follows:

2025	$13,201
2026	14,401
2027	13,027
2028	11,980
2029	11,913
Thereafter	28,367
Total remaining lease payments	92,889
Less: imputed interest	21,011
Total operating lease liabilities	71,878
Less: current portion	(8,382)
Long-term operating lease liabilities	$63,496
As of December 31, 2024, the Company had obligations under several lease agreements with expected commencement dates in the first half of 2025 and terms of between seven and ten years. The Company expects to classify these leases as operating leases and recognize lease obligations totaling $18.3 million over the terms of the leases.
Note 9. Income Taxes
Loss before income taxes consisted of the following:

	Year Ended December 31,
	2024	2023	2022
United States	$(5,016)	$(8,904)	$(7,586)
Foreign	(16,645)	(88,061)	(173,028)
Loss before income taxes	$(21,661)	$(96,965)	$(180,614)

The components of the provision for (benefit from) income taxes consisted of the following:

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$1,588	$1,496	$1,059
State	826	649	354
Foreign	424	465	(1,208)
Total	2,838	2,610	205
Deferred:
Federal	1,654	(2,305)	(2,325)
State	(115)	467	(126)
Foreign	(48)	1,149	(1,671)
Total	1,491	(689)	(4,122)
Provision for (benefit from) income taxes	$4,329	$1,921	$(3,917)
The provision for (benefit from) income taxes differs from the tax computed using the statutory U.S. federal income tax rate of 21% as a result of the following items:

	Year Ended December 31,
	2024	2023	2022
Benefit from income taxes at U.S. statutory rate	$(4,549)	$(20,363)	$(37,929)
State income taxes, net of federal income tax benefit	558	512	250
Permanent differences	618	555	266
Foreign tax rate differential	(1,532)	(8,220)	(14,900)
Equity-based compensation	240	1,082	860
Goodwill impairment	—	21,444	51,990
Change in valuation allowance	9,186	6,987	—
Change in tax basis of Culture Kings’ inventory and intangibles	—	—	(2,233)
Intra-entity transfer of certain intellectual property rights	—	—	(1,030)
Other	(192)	(76)	(1,191)
Provision for (benefit from) income taxes	$4,329	$1,921	$(3,917)
The foreign tax rate differential relates to differences between the income tax rates in effect in the foreign countries in which the Company operates, in particular Australia where the corporate tax rate is 30%.

The components of net deferred tax assets were as follows:

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Transaction costs	$341	$843
Accruals and reserves	6,175	5,201
Lease liabilities	18,742	11,391
Asset retirement obligation	—	165
Inventory	3,462	2,427
Foreign exchange gains / losses	653	878
Interest limitation	2,811	1,034
Loss carryforwards	9,949	10,472
Other	679	387
Subtotal	42,812	32,798
Less: Valuation allowance	(18,777)	(12,158)
Total deferred tax assets	24,035	20,640
Deferred tax liabilities:
Property and equipment	(754)	(749)
Intangible assets	(5,069)	(6,850)
Right-of-use assets	(18,066)	(11,472)
Asset retirement obligations	(99)	—
Total deferred tax liabilities	(23,988)	(19,071)
Net deferred tax assets	$47	$1,569
The Company had gross deferred tax assets of $42.8 million and $32.8 million and gross deferred tax liabilities of $24.0 million and $19.1 million at December 31, 2024 and 2023, respectively. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. When weighing all available evidence associated with the realizability of its deferred tax assets, in particular, uncertainties related to the future generation of taxable income, the Company determined that it was not “more likely than not” that it would be able to realize the tax benefits associated with certain of its net deferred tax assets. Based on this evaluation, a full valuation allowance of $18.8 million has been recorded on the net deferred tax assets in the Company’s United States and Australian businesses. For the year ended December 31, 2024, the valuation allowance increased by $6.6 million, primarily due to the Company placing a valuation allowance on its U.S. deferred tax assets.
As of December 31, 2024, the Company had a $18.0 million Australian net operating loss carryforward and a $14.3 million Australian capital loss carryforward, as well as a U.S. capital loss carryforward of $1.0 million on the sale of Rebdolls. As of December 31, 2023, the Company had a $26.0 million Australian net operating loss carryforward and a $15.8 million Australian capital loss carryforward, as well as a U.S. capital loss carryforward of $1.7 million on the sale of Rebdolls. The net operating losses and the Australian capital loss carryforwards have no expiration. The U.S. capital loss carryforward will expire in 2028.
The Company has not provided deferred taxes on unremitted earnings attributable to foreign subsidiaries that have been considered permanently reinvested. As of December 31, 2024, there are no unremitted earnings from these operations.
As of December 31, 2024 and 2023, the Company had no uncertain tax positions.
The Company is subject to taxation in the United States, Cayman Islands and Australia. For U.S. federal income tax purposes, 2021 and later tax years remain open for examination by the tax authorities under the normal three-year statute of limitations. For major U.S. states, 2020 and later tax years remain open for examination by the tax authorities under a four-year statute of limitations. For Australia, 2020 and subsequent tax years remain subject to examination.

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
Note 10. Accrued Liabilities
Accrued liabilities consisted of the following:

	December 31,
	2024	2023
Accrued salaries and other benefits	$10,504	$8,428
Accrued freight costs	4,551	3,976
Sales tax payable	3,132	4,955
Accrued marketing costs	5,800	2,885
Accrued professional services	1,160	909
Other accrued liabilities	6,069	4,070
Total accrued liabilities	$31,216	$25,223
Note 11. Deferred Revenue
Deferred revenue consisted of the following:

	December 31,
	2024	2023
Gift cards	$11,473	$11,303
Other	742	479
Total deferred revenue	$12,215	$11,782
Note 12. Equity-based Compensation
Incentive Plans
2021 Omnibus Incentive Plan
In September 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Omnibus Incentive Plan (the “2021 Plan”) which became effective in connection with the Company’s initial public offering of common stock in September 2021 (the “IPO”). The 2021 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units and other forms of equity and cash compensation. A total of 408,355 shares of the Company’s common stock, as adjusted for the Reverse Stock Split (refer to Note 13, “Stockholders’ Equity”), were initially reserved for issuance under the 2021 Plan. The number of shares of common stock reserved and available for issuance under the 2021 Plan increases on January 1 of each year by 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the compensation committee of the Company’s board of directors. On May 30, 2023, the Company’s stockholders approved an amendment to the 2021 Plan to increase the number of shares available for issuance under the 2021 Plan by 833,333 shares of the Company’s common stock, as adjusted for the Reverse Stock Split. On May 22, 2024, the Company’s stockholders approved an amendment to the 2021 Plan to increase the number of shares available for issuance under the 2021 Plan by 1,100,000 shares of the Company’s common stock. As of December 31, 2024, there were 2,662,075 shares reserved for issuance under the 2021 Plan.

2021 Employee Stock Purchase Plan
In September 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Employee Stock Purchase Plan (the “ESPP”) which became effective in connection with the IPO. A total of 102,088 shares of the Company’s common stock, as adjusted for the Reverse Stock Split, were initially reserved for issuance under the ESPP. The number of shares reserved and available for issuance under the ESPP automatically increases on January 1 of each year by 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the compensation committee of the Company’s board of directors. As of December 31, 2024, there were 422,475 shares reserved for issuance under the ESPP.
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
In September 2023, an award, including 416,667 performance-based stock options (the “Bryett Award”), was issued to Wesley Bryett, a member of the Company’s board of directors and co-founder of Princess Polly. This award expires after ten years, or upon the termination of Mr. Bryett’s service to the Company, and includes four tranches of stock options that will vest and become exercisable based upon the achievement of various common stock price targets. The weighted average exercise price for the options in the Bryett Award is $109.27. Each tranche of stock options has a different derived service period, the average of which is approximately 5.5 years. As of December 31, 2024, no options issued as part of the Bryett Award had vested, the options held no intrinsic value, and total unrecognized compensation cost related to the Bryett Award was $0.9 million which is expected to be recognized over 4.2 years.

A summary of the Company's time-based stock option activity under the 2021 Plan for the years ended December 31, 2024 and 2023, as adjusted for the Reverse Stock Split, is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance as of December 31, 2022	42,288	$83.36	9.04	$—
Granted	—	—
Exercised	—	—
Forfeited/Repurchased	(2,468)	114.00
Balance as of December 31, 2023	39,820	81.47	8.06	—
Granted	—	—
Exercised	—	—
Forfeited/Repurchased	—	—
Balance as of December 31, 2024	39,820	81.47	7.06	—
Vested as of December 31, 2024	34,086	$80.66	7.07	$—
As of December 31, 2024, there was $0.2 million of total unrecognized compensation cost related to unvested time-based stock options issued under the 2021 Plan, which is expected to be recognized over a weighted average period of 0.6 years.
Restricted Stock Units
The 2021 Plan provides for the issuance of restricted stock units (“RSUs”). Time-based RSUs issued prior to March 31, 2022, vest over four years while all time-based RSUs issued after that date vest over three years.
In May 2024, an award (the “Interim CEO Award”) of 150,000 performance-based RSUs (“PSUs”) was issued to Ciaran Long, Interim Chief Executive Officer and Chief Financial Officer of the Company. The Interim CEO Award expires after five years, or upon the termination of Mr. Long’s service to the Company, and includes ten tranches of PSUs that will vest based upon the achievement of various common stock price targets. If any common stock price target is achieved for one or more tranches of PSUs prior to April 1, 2025, the vesting date for the applicable tranche(s) will be April 1, 2025. At time of grant, each PSU had a fair value of $29.50 and each tranche of PSUs has a different derived service period, the average of which is approximately 2.9 years. As of December 31, 2024, the common stock price target for two tranches of PSUs issued as part of the Interim CEO Award had been achieved, and the total unrecognized compensation cost related to the Interim CEO Award was $0.3 million, which is expected to be recognized over a weighted average period of 1.9 years.
A summary of the Company's time-based RSU activity under the 2021 Plan for the years ended December 31, 2024 and 2023, as adjusted for the Reverse Stock Split, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of December 31, 2022	367,512	$32.81
Granted	387,067	7.87
Vested	(130,550)	34.20
Forfeited/Repurchased	(45,116)	34.79
Balance as of December 31, 2023	578,913	15.67
Granted	403,458	14.86
Vested	(274,201)	16.37
Forfeited/Repurchased	(56,883)	14.39
Balance as of December 31, 2024	651,287	$14.93
As of December 31, 2024, there was $8.2 million of total unrecognized compensation cost related to unvested time-based RSUs issued under the 2021 Plan, which is expected to be recognized over a weighted average period of 1.8 years.

Incentive Units
The 2018 Plan provided for the issuance of time-based incentive units and performance-based incentive units. Time-based incentive units generally vest over four years. Performance-based incentive units vested upon the satisfaction of the performance condition as described further below.
Time-Based Incentive Partnership Units
The following table summarizes time-based incentive unit activity under the 2018 Plan for the years ended December 31, 2024 and 2023:

	Number of Units	Weighted Average Grant Date Fair value	Weighted Average Participation Threshold	Aggregate Intrinsic Value
Balance as of December 31, 2022	3,363,856	$1.43	$18.64	$—
Granted	—	—	—
Vested	(1,987,639)	1.37	17.67
Forfeited/Repurchased	(16,150)	3.19	22.68
Balance as of December 31, 2023	1,360,067	1.50	20.01	—
Granted	—	—	—
Vested	(1,185,981)	1.52	19.62
Forfeited/Repurchased	(30,083)	1.34	22.68
Balance as of December 31, 2024	144,003	$1.40	$22.68	$—
Vested as of December 31, 2024	9,047,201
As of December 31, 2024, there was $0.1 million of total unrecognized compensation cost related to unvested time-based incentive units issued under the 2018 Plan, which is expected to be recognized over a weighted average period of 0.3 years.
Performance-Based Incentive Units
Performance-based incentive units vest upon the satisfaction of a performance condition and become exercisable upon the satisfaction of the market condition. The performance condition was satisfied upon the occurrence of the IPO. As it was not deemed probable until it occurred, all compensation expense related to these awards was recognized at the date of the IPO. The market condition is satisfied upon the initial investor in Excelerate, L.P. receiving an aggregate return equal to three times its aggregate investment. As of December 31, 2024, all outstanding performance-based incentive units had been fully expensed.
ESPP Purchase Rights
A summary of the Company's ESPP activity under the 2021 Plan for the years ended December 31, 2024, 2023 and 2022, as adjusted for the Reverse Stock Split, was as follows:

	Year Ended December 31,
	2024	2023	2022
Shares purchased using ESPP purchase rights	20,937	39,050	12,348
Weighted average purchase price	$10.89	$4.14	$18.36
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

The following table summarizes the Company’s equity-based compensation expense by award type for all Plans:

	Year Ended December 31,
	2024	2023	2022
Stock options	$722	$572	$495
RSUs	5,601	4,256	2,943
ESPP purchase rights	100	148	188
Time-based incentive units	1,557	2,664	3,104
Total	$7,980	$7,640	$6,730
Note 13. Stockholders’ Equity
Preferred Stock
In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 50,000,000 shares of undesignated preferred stock with a par value of $0.001 per share with rights and preferences, including voting rights, designated from time to time by the Company’s board of directors. There were no shares of preferred stock issued and outstanding as of December 31, 2024.
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
During the year ended December 31, 2024, inclusive of repurchases under the Share Repurchase Program and shares surrendered by employees to satisfy tax obligations, the Company repurchased 194,255 shares of its common stock for $2.6 million, at an average price of $13.36 per share.

Note 14. Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share and a reconciliation of the weighted average number of shares outstanding:

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net loss	$(25,990)	$(98,886)	$(176,697)
Denominator:
Weighted-average common shares outstanding, basic and diluted	10,567,656	10,707,024	10,726,392
Net loss per share:
Net loss per share, basic and diluted	$(2.46)	$(9.24)	$(16.47)
Basic net income (loss) per share is calculated by dividing net income (loss) for the period by the weighted-average number of shares of common stock outstanding for the period. Diluted net income (loss) per share has been calculated in a manner consistent with that of basic net income (loss) per share while giving effect to shares issuable upon exercise and/or vesting of potentially dilutive stock option and RSU grants, as well as ESPP purchase rights, outstanding during the period, if applicable. Due to the net loss for all periods shown, no potentially dilutive securities had an impact on diluted loss per share for any period. For the years ended December 31, 2024, 2023 and 2022, 402,873, 333,327 and 112,904 shares, respectively, were excluded from the calculation of weighted-average diluted common shares outstanding as they had an anti-dilutive effect.
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
Note 16. Segment Information
The Company has determined that its four brands are each an operating segment and has aggregated its operating segments into one reportable segment based on the similar nature of products sold, production, merchandising and distribution processes involved, target customers and economic characteristics. The Chief Executive Officer of the Company is the Chief Operating Decision Maker (the “CODM”). The CODM uses both gross margin and Adjusted EBITDA as measures of profit or loss to evaluate performance and allocate resources. Gross margin is disclosed below as the segment profit measure as it is most consistent with the amounts included in the Company’s consolidated financial statements.
The following table sets forth gross margin for the periods shown:

	Year Ended December 31,
	2024	2023	2022
Net sales	$574,697	$546,258	$611,738
Cost of sales	247,192	245,978	274,491
Gross profit	$327,505	$300,280	$337,247
Gross margin	57.0%	55.0%	55.1%

Note 17. Subsequent Events
The Company has evaluated subsequent events occurring through the date that these financial statements were issued, and determined the following subsequent event occurred that would require disclosure in these financial statements.
Draws on Revolving Line of Credit
In January 2025, the Company borrowed $21.5 million under the revolving line of credit, which is part of the Company’s senior secured credit facility. The initial weighted average applicable interest rate for the borrowings is 7.68% and final payoff is due on September 24, 2026.
CEO Employment Agreement
On January 7, 2025, the board of directors of the Company appointed Ciaran Long, the Interim Chief Executive Officer and Chief Financial Officer of the Company (“Chief Financial Officer”), to the position of Chief Executive Officer of the Company and removed him from the position of Chief Financial Officer, in each case effective January 13, 2025.
In connection with Mr. Long’s appointment, on January 13, 2025, a.k.a. Brands, Inc., an indirectly wholly-owned subsidiary of the Company, entered into an employment agreement with Mr. Long (the “CEO Employment Agreement”), which supersedes the employment agreement between Mr. Long and a.k.a. Brands, Inc. dated March 23, 2021. The CEO Employment Agreement has an initial term of four years, subject to automatic renewals for additional one-year periods.
In connection with Mr. Long’s appointment, on January 7, 2025, the board of directors, upon the recommendation of the Compensation Committee of the board, approved a grant, effective January 13, 2025, of performance-based stock options (the “Options”) to Mr. Long under the 2021 Plan, representing a contingent right to purchase 100,000 shares of the Company’s common stock at a specified price, upon the vesting of the Options. The Options expire after ten years, or upon the termination of Mr. Long’s service to the Company, and include four tranches that will each vest and become exercisable based upon the achievement of various common stock price targets. The weighted average exercise price for the Options is $120.00. The total unrecognized compensation cost related to the Options is $1.0 million, which is expected to be recognized over 4.2 years.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the fiscal year covered by this Annual Report on Form 10-K. This evaluation is performed to determine whether our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Due to the material weaknesses described below, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2024. Nevertheless, based on the performance of additional procedures by management designed to ensure reliability of financial reporting, the Company’s management has concluded that, notwithstanding the material weaknesses described below, the consolidated financial statements, included in this Form 10-K, fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with GAAP.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management evaluated the effectiveness of the Company's internal control over financial reporting based on the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Internal control over financial reporting includes policies and procedures that:
•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with management and directors of the Company's authorization; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2024 due to the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses were identified as of December 31, 2024:
•We did not design and maintain an effective internal control environment commensurate with the financial reporting requirements of a public company. Specifically, we lacked a sufficient complement of personnel with an appropriate level of knowledge, experience and training in internal control over financial reporting and the reporting requirements of a public company. In addition, we did not formally delegate authority or establish appropriate segregation of duties in our finance and accounting functions, including as it relates to the preparation and approval of journal entries. As a result, changes to existing controls or the implementation of new controls have not been sufficient to respond to changes to the risks of material misstatement to financial reporting. These material weaknesses contributed to the following additional material weakness:
•We did not design and maintain effective controls with respect to certain information technology general controls (ITGCs) for information systems relevant to the preparation of our financial statements, specifically, (i) program change management controls to ensure that program and data changes are identified, tested, authorized and implemented appropriately; (ii) user access controls to adequately restrict user and privileged access to appropriate personnel; (iii) computer operations controls to ensure that processing and transfer of data, and data backups and recovery are monitored; and (iv) program development controls to ensure that new software development is tested, authorized and implemented appropriately.
These material weaknesses resulted in immaterial errors to various accounts to our 2024 and 2023 annual and interim consolidated financial statements. Additionally, each of these material weaknesses could result in a misstatement of substantially all account balances or disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected.
Our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.
Remediation Status of Material Weaknesses
We have taken, and continue to take, steps to address the underlying causes of the material weaknesses, including the following:
•We hired additional experienced financial reporting personnel and put new processes in place to achieve complete, accurate and timely financial reporting.
•We also hired a third-party consulting firm with expertise to help us design, implement and document our internal controls in response to the material weaknesses.
•We increased the training of accounting and finance staff related to internal control over financial reporting.
•We are in the process of formalizing and performing a risk assessment process that includes the identification and walkthrough of key business processes to ensure controls are designed and implemented in response to identified risks.
•We continue with the process to (i) identify key systems and processes that require the design and implementation of new controls and enhanced documentation related to existing controls, (ii) design and implement controls for segregation of duties, (iii) assess the design of ITGCs and (iv) implement an enterprise resource planning (“ERP”) system.
•We are completing a segregation of duties assessment and identifying key conflicts and mitigating controls.
•We are developing policies and procedures for the periodic user access review of all users with access to financially relevant systems.
While the material weaknesses have not been remediated as of December 31, 2024, management is devoting substantial resources to the ongoing remediation efforts. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify certain of the remediation measures described above. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarterly period ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2024, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be set forth in our Proxy Statement for the 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”) to be filed with the SEC within 120 days of our fiscal year ended December 31, 2024 and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be set forth in our 2025 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be set forth in our 2025 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth in our 2025 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be set forth in our 2025 Proxy Statement and is incorporated herein by reference.

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
3. Exhibits
The following exhibits are filed herewith or incorporated by reference herein:

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation of a.k.a. Brands Holding Corp., filed with the Delaware Secretary of State on September 21, 2021	8-K	001-40828	September 27, 2021	3.1
3.2	Certificate of Amendment to the Amended and Restated Certificate of a.k.a. Brands Holding Corp., filed with the Delaware Secretary of State on September 25, 2023	8-K	001-40828	September 29, 2023	3.1
3.3	Amended and Restated Bylaws of a.k.a. Brands Holding Corp., effective September 21, 2021	8-K	001-40828	September 27, 2021	3.2
4.1	Registration Rights Agreement, dated September 24, 2021, by and among a.k.a. Brands Holding Corp. and the other signatories party thereto	8-K	001-40828	September 27, 2021	4.1
4.2	Description of a.k.a. Brands Holding Corp.’s securities	10-K	001-40828	March 9, 2023	4.2
10.1	Stockholders Agreement, dated June 23, 2021, by and among a.k.a. Brands Holding Corp., New Excelerate, L.P., and certain other equityholders of the Registrant party thereto	S-1	333-259028	August 24, 2021	10.2
10.2	Form of Indemnification Agreement between a.k.a. Brands Holding Corp. and its directors and officers	S-1	333-259028	August 24, 2021	10.3
10.3	Director Nomination Agreement, dated as of September 24, 2021, by and among a.k.a. Brands Holding Corp. and the other signatories party thereto	8-K	001-40828	September 27, 2021	10.1
10.4	Syndicated Facility Agreement, dated as of September 24, 2021, by and among a.k.a. Brands Holding Corp., KeyBank National Association and the other signatories party thereto	8-K	001-40828	September 27, 2021	10.2
10.5†	a.k.a. Brands Holding Corp. 2021 Omnibus Incentive Plan	S-8	333-259753	September 24, 2021	10.1
10.6†	Amendment No. 1 to the a.k.a. Brands Holding Corp. Omnibus Incentive Plan	8-K	001-40828	May 30, 2023	10.1
10.7†	Amendment No. 2 to the a.k.a. Brands Holding Corp. Omnibus Incentive Plan	8-K	001-40828	May 28, 2024	10.1
10.8†	Form of Incentive Stock Option Agreement	8-K	001-40828	January 13, 2025	10.2
10.9†	Form of Restricted Stock Unit Agreement	8-K	001-40828	January 13, 2025	10.4
10.10†	Form of Restricted Stock Agreement	S-8	333-259753	September 24, 2021	10.4
10.11†	a.k.a. Brands Holding Corp. 2021 Employee Stock Purchase Plan	S-8	333-259753	September 24, 2021	10.5
10.12†	Employment Agreement, dated April 8, 2021, by and between Excelerate US, Inc. and Ciaran Long	10-K	001-40828	March 9, 2023	10.11

10.13†	Employment Agreement, dated January 13, 2025, by and between a.k.a. Brands, Inc. and Ciaran Long	8-K	001-40828	January 13, 2025	10.1
10.14†	Employment Agreement, dated January 13, 2025, by and between a.k.a. Brands, Inc. and Kevin Grant	8-K	001-40828	January 13, 2025	10.3
10.15†	Employment Agreement, dated October 15, 2020, by and between Excelerate US, Inc. and Michael Trembley	S-1	333-259028	August 24, 2021	10.12
10.16†	Employment Agreement, dated April 12, 2024, by and between a.k.a. Brands, Inc. and Kenneth C. White	8-K	001-40828	April 18, 2024	10.1
10.17†	Offer Letter, dated November 7, 2023, by and between Excelerate US, Inc. and Jill Ramsey	8-K	001-40828	November 9, 2023	10.1
19.1*	Insider Trading Policy
21.1*	Subsidiaries of a.k.a. Brands Holding Corp.
23.1*	Consent of Independent Registered Public Accounting Firm
23.2*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	a.k.a. Brands Holding Corp. Executive Incentive Compensation Recoupment Policy	10-K	001-40828	March 7, 2024	97.1
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

a.k.a. Brands Holding Corp.

Dated: March 6, 2025	By:	/s/ Ciaran Long
	Name:	Ciaran Long
	Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ciaran Long	Chief Executive Officer	March 6, 2025
Ciaran Long	(Principal Executive Officer)

/s/ Kevin Grant	Chief Financial Officer	March 6, 2025
Kevin Grant	(Principal Financial Officer and Principal Accounting Officer)

/s/ Wesley Bryett	Director	March 6, 2025
Wesley Bryett

/s/ Christopher Dean	Chairman of the Board of Directors	March 6, 2025
Christopher Dean

/s/ Ilene Eskenazi	Director	March 6, 2025
Ilene Eskenazi

/s/ Sourav Ghosh	Director	March 6, 2025
Sourav Ghosh

/s/ Matthew Hamilton	Director	March 6, 2025
Matthew Hamilton

/s/ Myles McCormick	Director	March 6, 2025
Myles McCormick

/s/ Jill Ramsey	Director	March 6, 2025
Jill Ramsey

/s/ Kelly Thompson	Director	March 6, 2025
Kelly Thompson