Form 10-Q
period 2025-03-31
A.K.A. BRANDS HOLDING CORP.
filed 2025-05-13
CIK 1865107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________________________________
FORM 10-Q
__________________________________________________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 9, 2025, the registrant had 10,714,794 shares of common stock outstanding.

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
•risks related to doing business internationally, including international economic, geopolitical instability (including the ongoing Ukraine and Israel wars, relations between China and Taiwan, trade wars and relations between the U.S. and Mexico), legal, compliance and supply chain risks;
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
•our ability to develop and maintain proper and effective internal control over financial reporting; and
•the other risk factors set forth under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2025 (the “2024 Form 10-K”).
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$26,679	$24,192
Accounts receivable, net	13,402	8,107
Inventory	94,401	95,750
Prepaid expenses and other current assets	14,362	16,720
Total current assets	148,844	144,769
Property and equipment, net	32,636	31,262
Operating lease right-of-use assets	73,445	65,382
Intangible assets, net	49,889	52,354
Goodwill	89,606	89,254
Deferred tax assets	48	47
Other assets	2,101	2,136
Total assets	$396,569	$385,204
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$27,409	$30,299
Accrued liabilities	31,226	31,216
Sales returns reserve	9,634	7,587
Deferred revenue	13,175	12,215
Income taxes payable	654	1,039
Operating lease liabilities, current	8,884	8,382
Current portion of long-term debt	7,000	6,300
Total current liabilities	97,982	97,038
Long-term debt	112,910	105,411
Operating lease liabilities	72,373	63,496
Other long-term liabilities	1,825	1,625
Total liabilities	285,090	267,570
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; zero shares issued or outstanding as of each of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 10,692,964 and 10,669,649 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	128	128
Additional paid-in capital	473,311	471,758
Accumulated other comprehensive loss	(60,207)	(60,849)
Accumulated deficit	(301,753)	(293,403)
Total stockholders’ equity	111,479	117,634
Total liabilities and stockholders’ equity	$396,569	$385,204
The accompanying notes are an integral part of these condensed consolidated financial statements.

a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Net sales	$128,657	$116,840
Cost of sales	55,001	51,166
Gross profit	73,656	65,674
Operating expenses:
Selling	38,184	34,215
Marketing	15,173	14,879
General and administrative	25,682	22,673
Total operating expenses	79,039	71,767
Loss from operations	(5,383)	(6,093)
Other expense, net:
Interest expense	(2,663)	(2,278)
Other expense	(295)	(543)
Total other expense, net	(2,958)	(2,821)
Loss before income taxes	(8,341)	(8,914)
Provision for income taxes	(9)	(19)
Net loss	$(8,350)	$(8,933)
Net loss per share:
Basic and diluted	$(0.78)	$(0.85)
Weighted average shares outstanding:
Basic and diluted	10,686,730	10,520,458
The accompanying notes are an integral part of these condensed consolidated financial statements.

a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Net loss	$(8,350)	$(8,933)
Other comprehensive income (loss):
Currency translation	642	(4,980)
Total comprehensive loss	$(7,708)	$(13,913)
The accompanying notes are an integral part of these condensed consolidated financial statements.

a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	10,669,649	$128	$471,758	$(60,849)	$(293,403)	$117,634
Equity-based compensation	—	—	2,059	—	—	2,059
Issuance of common stock under employee equity plans, net of shares withheld	39,225	—	(249)	—	—	(249)
Repurchase of shares	(15,910)	—	(257)	—	—	(257)
Cumulative translation adjustment	—	—	—	642	—	642
Net loss	—	—	—	—	(8,350)	(8,350)
Balance as of March 31, 2025	10,692,964	$128	$473,311	$(60,207)	$(301,753)	$111,479

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	10,567,881	$128	$466,172	$(50,269)	$(267,413)	$148,618
Equity-based compensation	—	—	1,956	—	—	1,956
Issuance of common stock under employee equity plans, net of shares withheld	19,458	—	(88)	—	—	(88)
Repurchase of shares	(104,103)	—	(1,063)	—	—	(1,063)
Cumulative translation adjustment	—	—	—	(4,980)	—	(4,980)
Net loss	—	—	—	—	(8,933)	(8,933)
Balance as of March 31, 2024	10,483,236	$128	$466,977	$(55,249)	$(276,346)	$135,510

The accompanying notes are an integral part of these condensed consolidated financial statements.

a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(8,350)	$(8,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,855	1,536
Amortization expense	2,519	2,762
Amortization of debt issuance costs	144	153
Lease incentives	1,025	—
Loss on disposal of businesses	—	673
Non-cash operating lease expense	2,833	2,075
Equity-based compensation	2,059	1,956
Changes in operating assets and liabilities:
Accounts receivable, net	(5,289)	688
Inventory	1,572	(4,898)
Prepaid expenses and other current assets	2,279	2,118
Accounts payable	(2,699)	(4,058)
Income taxes payable	(388)	10
Accrued liabilities	143	(1,058)
Sales returns reserve	2,042	(2,073)
Deferred revenue	941	3,470
Lease liabilities	(2,561)	(2,108)
Net cash used in operating activities	(1,875)	(7,687)
Cash flows from investing activities:
Purchases of intangible assets	—	(1)
Purchases of property and equipment	(3,436)	(754)
Net cash used in investing activities	(3,436)	(755)
Cash flows from financing activities:
Proceeds from line of credit, net of issuance costs	21,500	16,500
Repayment of line of credit	(11,300)	(6,000)
Repayment of debt	(2,100)	(450)
Taxes paid related to net share settlement of equity awards	(248)	(88)
Repurchase of shares	(257)	(1,063)
Net cash provided by financing activities	7,595	8,899
Effect of exchange rate changes on cash, cash equivalents and restricted cash	108	(590)
Net increase (decrease) in cash, cash equivalents and restricted cash	2,392	(133)
Cash, cash equivalents and restricted cash at beginning of period	26,479	24,029
Cash, cash equivalents and restricted cash at end of period	$28,871	$23,896

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$26,679	$21,939
Restricted cash, included in prepaid expenses and other current assets	472	295
Restricted cash, included in other assets	1,720	1,662
Total cash, cash equivalents and restricted cash	$28,871	$23,896
The accompanying notes are an integral part of these condensed consolidated financial statements.

a.k.a. BRANDS HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except share, per share data, unit, per unit data, ratios, or as noted)
(unaudited)
Note 1. Organization and Description of Business
a.k.a. Brands Holding Corp. (together with its wholly-owned subsidiaries, collectively, the “Company”), which operates under the name “a.k.a. Brands” or “a.k.a.,” is a portfolio of next-generation fashion brands for the next generation of consumers. The Company seeks to leverage its industry expertise and operational synergies to accelerate its brands so they can grow faster, reach broader audiences, achieve greater scale and enhance their profitability.
The Company is headquartered in San Francisco, California, with buying, studio, marketing, fulfillment and administrative functions primarily in Australia and the United States.
Note 2. Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The Company’s unaudited condensed consolidated interim financial statements have been prepared in accordance with Article 10 of the SEC’s Regulation S-X. As permitted under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles in the United States (“GAAP”) can be condensed or omitted. These financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of our financial information. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2024 which are included in the 2024 Form 10-K. The year-end condensed consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by GAAP. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2025 or for any other interim period or for any other future year. The accompanying condensed consolidated financial statements include the balances of the Company and all of its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
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
Revenue is recognized in an amount that reflects the consideration expected to be received in exchange for products. To determine revenue recognition for contracts with customers in accordance with Revenue from Contracts with Customers (Topic 606), the Company recognizes revenue from the commercial sales of products and contracts by applying the following five steps: (1) identification of the contract, or contracts, with the customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when, or as, the Company satisfies its performance obligation. A contract is created with the customer at the time the order is placed by the customer, which creates a single performance obligation. The Company recognizes revenue for its single performance obligation at the time control of the product passes to the customer, which is when the goods are transferred to a third-party common carrier, for purchases through the Company’s online websites or by wholesale partners, or at point of sale, for purchases in its stores. In addition, the Company has elected to treat shipping and handling as fulfillment activities and not a separate performance obligation.

Net sales from product sales includes shipping charged to the customer and is recorded net of taxes collected from customers, which are recorded in accrued liabilities and are remitted to governmental authorities. Cash discounts earned by the customers at the time of purchase and estimates for sales return allowances are deducted from gross revenue in determining net sales.
The Company generally provides refunds for goods returned within 30 to 45 days from the original purchase date. A returns reserve is recorded by the Company based on historical refund experience with a corresponding reduction of sales and cost of sales. The sales return reserve was $9.6 million and $7.6 million as of March 31, 2025 and December 31, 2024, respectively.
The following table presents a summary of the Company’s sales return reserve:

	Three Months Ended March 31,
	2025	2024
Beginning balance	$7,587	$9,610
Returns	(25,105)	(25,900)
Provision	27,152	23,625
Ending balance	$9,634	$7,335
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
Revenue recognized in net sales on breakage of gift cards and online credit for the three months ended March 31, 2025 and 2024 was $0.3 million and $0.5 million, respectively.
The following table presents the disaggregation of the Company’s net sales by geography, based on customer address:

	Three Months Ended March 31,
	2025	2024
U.S.	$88,054	$77,138
Australia & New Zealand	35,593	33,516
Rest of world	5,010	6,186
Total	$128,657	$116,840
Segment Information
Operating segments are defined as components of an entity for which separate financial information is available and is regularly reviewed by the Chief Operating Decision Maker (the “CODM”) in deciding how to allocate resources and in assessing performance. The Company has determined that its four brands are each an operating segment. The Company has aggregated its operating segments into one reportable segment based on the similar nature of products sold, production, merchandising and distribution processes involved, target customers and economic characteristics.
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures, which will require incremental income tax disclosures on an annual basis for all public entities. The amendments require that public business entities disclose specific categories in the rate reconciliation and provide additional information for reconciling items meeting a quantitative threshold. The amendments also require disclosure of income taxes paid to be disaggregated by jurisdiction, and disclosure of income tax expense disaggregated by federal, state and foreign. ASU 2023-09 is effective for annual reporting beginning with the fiscal year ending December 31, 2025. The Company is currently evaluating the incremental disclosures that will be required in the Company’s consolidated financial statements.

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
Note 3. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets are comprised of the following:

	March 31, 2025	December 31, 2024
Inventory prepayments	$5,342	$6,693
Other	9,020	10,027
Total prepaid expenses and other current assets	$14,362	$16,720
Note 4. Property and Equipment, Net
Property and equipment, net is comprised of the following:

	March 31, 2025	December 31, 2024
Furniture and fixtures	$5,618	$5,608
Machinery and equipment	4,734	4,686
Computer equipment and capitalized software	5,738	7,444
Leasehold improvements	32,170	31,230
Total property and equipment	48,260	48,968
Less: accumulated depreciation	(15,624)	(17,706)
Total property and equipment, net	$32,636	$31,262
Depreciation expense consisted of the following:

	Three Months Ended March 31,
	2025	2024
Selling expenses	$1,569	$1,282
General and administrative expenses	286	254
Total depreciation expense	$1,855	$1,536

Note 5. Goodwill
The carrying value of goodwill, as of March 31, 2025 and December 31, 2024, was $89.6 million and $89.3 million, respectively. No goodwill impairment was required during either of the three months ended March 31, 2025 and 2024.
The following table summarizes goodwill activity:

Balance as of December 31, 2024	$89,254
Changes in foreign currency translation	352
Balance as of March 31, 2025	$89,606

Note 6. Intangible Assets
The gross amounts and accumulated amortization of acquired identifiable intangible assets with finite useful lives as of March 31, 2025 and December 31, 2024, included in intangible assets, net in the accompanying condensed consolidated balance sheets, are as follows:

		March 31, 2025		December 31, 2024
	Useful life	Weighted Average Amortization Period 2025	2025	Weighted Average Amortization Period 2024	2024
Customer relationships	4 years	0.0 years	$2,543	0.3 years	$7,360
Brands	10 years	5.8 years	83,765	6.0 years	83,612
Trademarks	5 years	0.3 years	98	0.3 years	98
Total intangible assets			86,406		91,070
Less: accumulated amortization			(36,517)		(38,716)
Total intangible assets, net			$49,889		$52,354
Amortization of acquired intangible assets with finite useful lives is included in general and administrative expenses and was $2.5 million and $2.8 million for the three months ended March 31, 2025 and 2024, respectively.
Future estimated amortization expense for acquired identifiable intangible assets is as follows:

Amortization Expense
Year ending December 31:
Remainder of 2025	$6,806
2026	9,069
2027	9,069
2028	8,270
2029	7,203
Thereafter	9,472
Total amortization expense	$49,889
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
The senior secured credit facility requires that the Company maintain a maximum total net leverage ratio of 3.50 to 1.00 and maintain a minimum fixed charge coverage ratio of 1.25 to 1.00, each as of the last day of any fiscal quarter. In the event that the Company fails to comply with the financial covenant, the Company will have the option to make certain equity contributions, directly or indirectly, to cure any non-compliance with such covenant, subject to certain other conditions and limitations. The Company is required to make a mandatory prepayment as a percentage of excess cash flows, as defined in the Credit Agreement, in the period based on the Company triggering certain net debt leverage ratios. Specifically, a mandatory prepayment of 50% of excess cash flows is required if the Company’s net leverage ratio exceeds 2.75x, and a mandatory prepayment of 25% of excess cash flows is required if the Company’s net leverage ratio is greater than or equal to 2.25x. As of March 31, 2025, the Company was in compliance with all financial debt covenants.
During the three months ended March 31, 2025, the Company borrowed $21.5 million under its revolving line of credit, with final payoff due on September 24, 2026, and voluntarily repaid $11.3 million of the amounts outstanding under its revolving line of credit.
As of March 31, 2025, the all-in rate (Term SOFR plus the applicable margin) for the Company’s term loan and borrowings under the revolving line of credit was 7.93%.
Total Debt and Interest
Outstanding debt consisted of the following:

	March 31, 2025	December 31, 2024
Term loan	$86,950	$89,050
Revolving credit facility	33,500	23,300
Capitalized debt issuance costs	(540)	(639)
Total debt	119,910	111,711
Less: current portion	(7,000)	(6,300)
Total long-term debt	$112,910	$105,411
Interest expense, which included the amortization of debt issuance costs, totaled $2.7 million and $2.3 million for the three months ended March 31, 2025 and 2024, respectively. Additionally, as of March 31, 2025, the Company had $2.2 million of outstanding letters of credit. As of March 31, 2025, the carrying value of the Company’s total debt was $119.9 million, while the fair value of the Company’s total debt, valued using level 2 inputs, was $111.7 million.
As of March 31, 2025, the maturities of principal amounts of our total debt obligations were as follows:

Year ending December 31:
Remainder of 2025	$4,200
2026	116,250
Total	$120,450
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
The Company’s operating lease costs were as follows:

	Three Months Ended March 31,
	2025	2024
Operating lease costs	$4,175	$2,648
Variable lease costs	436	311
Short-term lease costs	126	84
Total lease costs	$4,737	$3,043
The Company does not have any sublease income and the Company’s lease agreements do not contain any residual value guarantees or material restrictive covenants.
Supplemental cash flow information relating to the Company’s operating leases was as follows:

	Three Months Ended March 31,
	2025	2024
Cash paid for operating lease liabilities	$2,930	$2,577
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	10,728	5,627
Other information relating to the Company’s operating leases was as follows:

	March 31, 2025	December 31, 2024
Weighted-average remaining lease term	6.7 years	6.7 years
Weighted-average discount rate	7.1%	6.9%
As of March 31, 2025, the maturities of operating lease liabilities were as follows:

Remainder of 2025	$10,176
2026	16,386
2027	15,075
2028	14,086
2029	14,086
Thereafter	35,810
Total remaining lease payments	105,619
Less: imputed interest	24,362
Total operating lease liabilities	81,257
Less: current portion	(8,884)
Long-term operating lease liabilities	$72,373
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

The following table summarizes our effective tax rate for the periods presented:

	Three Months Ended March 31,
	2025	2024
Loss before income taxes	$(8,341)	$(8,914)
Provision for income taxes	(9)	(19)
Effective tax rate	—%	—%
For the three months ended March 31, 2025, as compared to the same period in the prior year, the Company’s effective tax rate was flat. The effective tax rate was lower than the U.S. statutory rate of 21.0% for the three months ended March 31, 2025 primarily due to non-deductible permanent differences in the U.S. and a full valuation allowance on the net deferred tax assets in U.S. and Australia.
Note 10. Accrued Liabilities
Accrued liabilities consisted of the following:

	March 31, 2025	December 31, 2024
Accrued salaries and other benefits	$13,050	$10,504
Accrued freight costs	2,672	4,551
Sales tax payable	3,624	3,132
Accrued marketing costs	4,559	5,800
Accrued professional services	1,290	1,160
Other accrued liabilities	6,031	6,069
Total accrued liabilities	$31,226	$31,216
Note 11. Deferred Revenue
Deferred revenue consisted of the following:

	March 31, 2025	December 31, 2024
Gift cards	$11,530	$11,473
Other	1,645	742
Total deferred revenue	$13,175	$12,215
Note 12. Equity-based Compensation
Incentive Plans
2021 Omnibus Incentive Plan
In September 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Omnibus Incentive Plan (the “2021 Plan”) which became effective in connection with the Company’s initial public offering of common stock (the “IPO”). The 2021 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units and other forms of equity and cash compensation. A total of 408,355 shares of the Company’s common stock, as adjusted for the Reverse Stock Split (refer to Note 13, “Stockholders’ Equity”), were initially reserved for issuance under the 2021 Plan. The number of shares of common stock reserved and available for issuance under the 2021 Plan increases on January 1 of each year by 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the compensation committee of the Company’s board of directors. On May 30, 2023, the Company’s stockholders approved an amendment to the 2021 Plan to increase the number of shares available for issuance under the 2021 Plan by 833,333 shares of the Company’s common stock, as adjusted for the Reverse Stock Split. On May 22, 2024, the Company’s stockholders approved an amendment to the 2021 Plan to increase the number of shares available for issuance under the 2021 Plan by 1,100,000 shares of the Company’s common stock. As of March 31, 2025, there were 2,662,075 shares reserved for issuance of awards under the 2021 Plan.

2021 Employee Stock Purchase Plan
In September 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Employee Stock Purchase Plan (the “ESPP”) which became effective in connection with the IPO. A total of 102,088 shares of the Company’s common stock, as adjusted for the Reverse Stock Split, were initially reserved for issuance under the ESPP. The number of shares reserved and available for issuance under the ESPP automatically increases on January 1 of each year by 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the compensation committee of the Company’s board of directors. As of March 31, 2025, there were 422,475 shares reserved for issuance under the ESPP.
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
In September 2023, an award, including 416,667 performance-based stock options (the “Bryett Award”), was issued to Wesley Bryett, a member of the Company’s board of directors and co-founder of Princess Polly. This award expires after ten years, or upon the termination of Mr. Bryett’s service to the Company, and includes four tranches of stock options that will vest and become exercisable based upon the achievement of various common stock price targets. The weighted average exercise price for the options in the Bryett Award is $109.27. Each tranche of stock options has a different derived service period, the average of which is approximately 5.5 years. As of March 31, 2025, no options issued as part of the Bryett Award had vested, the options held no intrinsic value, and total unrecognized compensation cost related to the Bryett Award was $0.9 million, which is expected to be recognized over 4.0 years.
In connection with the appointment of Ciaran Long as the Chief Executive Officer in January 2025, Mr. Long was granted a performance-based stock option, representing a contingent right to purchase 100,000 shares of common stock at a specified price, upon vesting of the option (the “Long Award”). The Long Award expires after ten years, or upon the termination of Mr. Long’s service to the Company, and includes four tranches that will vest and become exercisable based upon the achievement of various common stock price targets. The weighted average exercise price for the option in the Long Award is $120.00. Each tranche has a different derived service period, the average of which is approximately 4.2 years. As of March 31, 2025, no tranche of the Long Award had vested, the option held no intrinsic value, and total unrecognized compensation cost related to the Long Award was $1.0 million, which is expected to be recognized over 3.9 years.

A summary of the Company's time-based stock option activity under the 2021 Plan for the three months ended March 31, 2025, is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance as of December 31, 2024	39,820	$81.47	7.06	$—
Granted	—	—
Exercised	—	—
Forfeited/Repurchased	—	—
Balance as of March 31, 2025	39,820	$81.47	6.81	$—
Vested as of March 31, 2025	36,982	$80.35	6.83	$—
As of March 31, 2025, there was $0.1 million of total unrecognized compensation cost related to unvested time-based stock options issued under the 2021 Plan, which is expected to be recognized over a weighted-average period of 0.4 years.
Restricted Stock Units
The 2021 Plan provides for the issuance of restricted stock units (“RSUs”). Time-based RSUs issued prior to March 31, 2022 vest over four years while all time-based RSUs issued after that date vest over three years.
In May 2024, an award (the “Interim CEO Award”) of 150,000 performance-based RSUs (“PSUs”) was issued to Ciaran Long, Interim Chief Executive Officer and Chief Financial Officer of the Company. The Interim CEO Award expires after five years, or upon the termination of Mr. Long’s service to the Company, and includes ten tranches of PSUs that will vest based upon the achievement of various common stock price targets. If any common stock price target is achieved for one or more tranches of PSUs prior to April 1, 2025, the vesting date for the applicable tranche(s) will be April 1, 2025. At the time of the grant, each PSU had a fair value of $29.50. Each tranche of PSUs has a different derived service period, the average of which is approximately 2.9 years. As of March 31, 2025, the common stock price target for two tranches of PSUs issued as part of the Interim CEO Award had been achieved, and the total unrecognized compensation cost related to the Interim CEO Award was $0.2 million, which is expected to be recognized over a weighted average period of 1.9 years.
A summary of the Company's time-based RSU activity under the 2021 Plan for the three months ended March 31, 2025, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of December 31, 2024	651,287	$14.93
Granted	51,439	17.50
Vested	(54,627)	18.67
Forfeited/Repurchased	(5,115)	14.55
Balance as of March 31, 2025	642,984	$14.79
As of March 31, 2025, there was $7.4 million of total unrecognized compensation cost related to unvested time-based RSUs issued under the 2021 Plan, which is expected to be recognized over a weighted-average period of 1.8 years.
Incentive Units
The 2018 Plan provided for the issuance of time-based incentive units and performance-based incentive units. Time-based incentive units generally vest over four years. Performance-based incentive units vested upon the satisfaction of the performance condition as described further below.

Time-Based Incentive Partnership Units
The following table summarizes time-based incentive unit activity under the 2018 Plan for the three months ended March 31, 2025:

	Number of Units	Weighted Average Grant Date Fair Value	Weighted Average Participation Threshold	Aggregate Intrinsic Value
Balance as of December 31, 2024	144,003	$1.40	$22.68	$—
Granted	—	—	—
Vested	(112,602)	1.42	22.68
Forfeited/Repurchased	—	—	—
Balance as of March 31, 2025	31,401	$1.31	$22.68	$—
Vested as of March 31, 2025	9,159,803
As of March 31, 2025, there was $12,000 of total unrecognized compensation cost related to unvested time-based incentive units issued under the 2018 Plan, which is expected to be recognized over a weighted average period of 0.1 years.
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
The following table summarizes the Company’s equity-based compensation expense by award type for all Plans:

	Three Months Ended March 31,
	2025	2024
Stock options	$220	$180
RSUs	1,671	1,128
ESPP purchase rights	38	20
Time-based incentive units	130	628
Total	$2,059	$1,956
Note 13. Stockholders’ Equity
Preferred Stock
In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 50,000,000 shares of undesignated preferred stock with a par value of $0.001 per share with rights and preferences, including voting rights, designated from time to time by the Company’s board of directors. There were no shares of preferred stock issued and outstanding as of March 31, 2025.
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
During the three months ended March 31, 2025, inclusive of repurchases under the Share Repurchase Program and shares surrendered by employees to satisfy tax obligations, the Company repurchased 31,336 shares of its common stock for $0.5 million, at an average price of $16.13 per share.
Note 14. Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share and a reconciliation of the weighted average number of shares outstanding:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(8,350)	$(8,933)
Denominator:
Weighted-average common shares outstanding, basic and diluted	10,686,730	10,520,458
Net loss per share:
Net loss per share, basic and diluted	$(0.78)	$(0.85)
Basic net income (loss) per share is calculated by dividing net income (loss) for the period by the weighted-average number of shares of common stock for the period. Diluted net income (loss) per share has been calculated in a manner consistent with that of basic net income (loss) per share while giving effect to shares issuable upon exercise and/or vesting of potentially dilutive stock option and RSU grants, as well as ESPP purchase rights, outstanding during the period, if applicable. Due to the net loss for all periods shown, no potentially dilutive securities had an impact on diluted loss per share for any period. For the three months ended March 31, 2025 and 2024, 434,436 and 217,355 shares, respectively, were excluded from the calculation of weighted-average diluted common shares outstanding as they had an anti-dilutive effect.
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

Note 16. Segment Information
The Company has determined that its four brands are each an operating segment and has aggregated its operating segments into one reportable segment based on the similar nature of products sold, production, merchandising and distribution processes involved, target customers and economic characteristics. The Chief Executive Officer of the Company is the CODM. The CODM uses both gross margin and Adjusted EBITDA as measures of profit or loss to evaluate performance and allocate resources. Gross margin is disclosed below as the segment profit measure as it is most consistent with the amounts included in the Company’s consolidated financial statements.
The following table sets forth gross margin for the periods shown:

	Three Months Ended March 31,
	2025	2024
Net sales	$128,657	$116,840
Cost of sales	55,001	51,166
Gross profit	$73,656	$65,674
Gross margin	57.2%	56.2%
Note 17. Subsequent Events
The Company has evaluated subsequent events occurring through the date that these financial statements were issued, and determined the following subsequent events occurred that would require disclosure in these financial statements.
Revolving Line of Credit
On April 1, 2025, the Company borrowed $5.8 million under the revolving line of credit, which is part of the Company’s senior secured credit facility. The initial applicable interest rate for the borrowings is 8.00% and final payoff is due on September 24, 2026.
In April and May 2025, the Company repaid $6.0 million of the outstanding balance on its revolving line of credit. The remaining balance is due on September 24, 2026.

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
The following table sets forth our key operating metrics for each period presented:

	Three Months Ended March 31,
(in millions, other than dollar figures)	2025	2024
Active customers	4.13	3.83
Average order value	$78	$77
Number of orders	1.66	1.52
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
Key Financial Metrics
The following table sets forth our key financial metrics prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and non-GAAP financial metrics for each period presented:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Gross margin	57%	56%
Net loss	$(8,350)	$(8,933)
Net loss margin	(6)%	(8)%
Adjusted EBITDA	$2,665	$874
Adjusted EBITDA margin	2%	1%
Net cash used in operating activities	$(1,875)	$(7,687)
Free Cash Flow	$(5,311)	$(8,441)
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

The following table reflects a reconciliation of Adjusted EBITDA to net loss and Adjusted EBITDA margin to net loss margin, the most directly comparable financial measures prepared in accordance with GAAP:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Net loss	$(8,350)	$(8,933)
Add (deduct):
Total other expense, net	2,958	2,821
Provision for income tax	9	19
Depreciation and amortization expense	4,374	4,298
Equity-based compensation expense	2,059	1,956
Distribution center relocation costs	737	—
Non-routine legal matters	711	163
Non-routine items[1]	167	550
Adjusted EBITDA	$2,665	$874
Net loss margin	(6)%	(8)%
Adjusted EBITDA margin	2%	1%
1Non-routine items include severance from headcount reductions for the three months ended March 31, 2025, and severance from headcount reductions, sales tax penalties and insured losses, net of recoveries for the three months ended March 31, 2024.
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
The following table presents a reconciliation of Free Cash Flow to net cash used in operating activities, the most directly comparable financial measure prepared in accordance with GAAP:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Net cash used in operating activities	$(1,875)	$(7,687)
Less: purchases of property and equipment	(3,436)	(754)
Free Cash Flow	$(5,311)	$(8,441)
Our Free Cash Flow has fluctuated over time primarily as a result of timing of inventory purchases, purchases of property and equipment and fluctuations in earnings.
For the three months ended March 31, 2025, net cash used in operating activities decreased by $5.8 million compared to net cash used in operating activities for the three months ended March 31, 2024. This was attributable primarily to more sell through of inventory in the current period, as compared to the prior period, as net sales grew by 10%.
For the three months ended March 31, 2025, Free Cash Flow increased by $3.1 million compared to Free Cash Flow for the three months ended March 31, 2024. This was attributable primarily to more sell through of inventory in the current period, as compared to the prior period, partially offset by additional capital expenditures related to new stores, to support growth in the U.S.

Factors Affecting Our Performance
Macroeconomic Environment
The macroeconomic environment in which we operate impacts consumer behavior and may have a significant impact on our business. While positive conditions in the economy generally promote customer spending on our sites and in our stores, any economic weakness can result in a reduction of customer spending and have a significant negative impact on our results of operations. Specifically, many of our products may be viewed as discretionary items rather than necessities. Consequently, our results of operations tend to be sensitive to changes in the macroeconomic environment that impact consumer discretionary spending. Macroeconomic factors that could cause significant negative impacts on our results of operations include, but are not limited to: inflationary pressures on consumers globally and on our supply chain; elevated interest rates; employment rates; business conditions; changes in the housing market; changes in stock markets; adverse developments affecting the financial services industry; the availability of credit, both for us and for our customers; foreign currency exchange rates; fuel, energy and raw materials costs; supply chain challenges; wars and geopolitical tensions; and the effects of tariffs and other trade policies. For example, since February 2025, the U.S. administration has increased the aggregate tariff and duty levels for imported Chinese goods to greater than 150%, subject to certain exceptions, and additional tariff and/or duty increases could be imposed as trade tensions between the two countries continue to heighten. Tariffs on Chinese goods have an acute effect on our cost of goods sold, as a substantial majority of our products are imported from China. While we are currently evaluating measures to mitigate the effect of the tariffs and duties on our results of operations, including sourcing products from sources located outside of China and proportional increases to the prices of our products, there are countervailing considerations that may prevent us from mitigating the effects, such as the cost of goods from sources located outside of China and customer attraction and retention considerations. Further, sourcing products from new suppliers will result in significant expenses, including brokerage fees, the purchase prices for designs owned by our existing suppliers and termination fees for our arrangements with our existing suppliers, and may result in higher costs of goods, all of which could reduce our gross margin and otherwise materially and adversely affect our results of operations. Additionally, the products we purchase from our new suppliers may be of lesser quality as compared to the products we purchase from our current suppliers and shipping times may be longer, each of which may have a material and adverse effect on our operations and, therefore, our results of operations. We may experience inventory shortages while we identify, transition to and onboard new suppliers, which may lead to decreased sales and material and adverse effects on our results of operations. Moreover, we may be subject to risks associated with our expeditious change of suppliers to address the effects of the tariffs and duties, including more limited diligence on new suppliers and that these operational changes may prove to have been unnecessary in the long-term if trade relations between the U.S. and China improve.
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
Foreign Currency Rate Fluctuations
Our international operations have provided and are expected to continue to provide a significant portion of our Company’s net sales and operating income. As a result, our Company’s net sales and operating income will continue to be affected by changes in the U.S. dollar against international currencies, predominantly against the Australian dollar. In order to provide a framework for assessing the performance of our underlying business, excluding the effects of foreign currency rate fluctuations, we compare the percent change in the results from one period to another period in this Quarterly Report on Form 10-Q using a constant currency methodology wherein current and comparative prior period results for our operations reporting in currencies other than U.S. dollars are converted into U.S. dollars at constant exchange rates (i.e., the rates in effect on December 31, 2024, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. Such disclosure throughout our Management’s Discussion and Analysis of Financial Condition and Results of Operations will be described as “on a constant currency basis.” Volatility in currency exchange rates may impact our results, including net sales and operating income, in the future.

Results of Operations
The following tables set forth our results of operations for the periods presented and express the relationship of certain line items as a percentage of net sales for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
(in thousands)	2025	2024
Net sales	$128,657	$116,840
Cost of sales	55,001	51,166
Gross profit	73,656	65,674
Operating expenses:
Selling	38,184	34,215
Marketing	15,173	14,879
General and administrative	25,682	22,673
Total operating expenses	79,039	71,767
Loss from operations	(5,383)	(6,093)
Other expense, net:
Interest expense	(2,663)	(2,278)
Other expense	(295)	(543)
Total other expense, net	(2,958)	(2,821)
Loss before income taxes	(8,341)	(8,914)
Provision for income taxes	(9)	(19)
Net loss	$(8,350)	$(8,933)

	Three Months Ended March 31,
	2025	2024
Net sales	100%	100%
Cost of sales	43%	44%
Gross profit	57%	56%
Operating expenses:
Selling	30%	29%
Marketing	12%	13%
General and administrative	20%	19%
Total operating expenses	61%	61%
Loss from operations	(4%)	(5%)
Other expense, net:
Interest expense	(2%)	(2%)
Other expense	—%	—%
Total other expense, net	(2%)	(2%)
Loss before income taxes	(6%)	(8%)
Provision for income taxes	—%	—%
Net loss	(6%)	(8%)

Comparison of the Three Months Ended March 31, 2025 and 2024
Net Sales

	Three Months Ended March 31,
(in thousands)	2025	2024
Net sales	$128,657	$116,840
Net sales increased by $11.8 million, or 10%, for the three months ended March 31, 2025 as compared to the same period in 2024. The increase in net sales was primarily driven by a 9% increase in the number of orders we processed in the three months ended March 31, 2025 compared to the same period in 2024, which was primarily driven by growth in the U.S. across all sales channels, and a 1% increase in average order value in the three months ended March 31, 2025 compared to the same period in 2024. On a constant currency basis, net sales and average order value for the three months ended March 31, 2025 would have increased 12% and 3%, respectively, compared to the same period in 2024.
Cost of Sales

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Cost of sales	$55,001	$51,166
Percent of net sales	43%	44%
Cost of sales increased by $3.8 million, or 7%, for the three months ended March 31, 2025 compared to the same period in 2024. This increase was primarily due to the 10% increase in net sales for the three months ended March 31, 2025, as compared to the same period in 2024, and the impact of growing wholesale initiatives, partially offset by the impact from incremental full price selling and improved inventory position. The decrease in cost of sales as a percentage of net sales was primarily due to the impact from incremental full price selling and improved inventory position, partially offset by the effect of growing wholesale initiatives.
Gross Profit

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Gross profit	$73,656	$65,674
Gross margin	57%	56%
Gross profit increased by $8.0 million, or 12%, for the three months ended March 31, 2025 compared to the same period in 2024. This increase was primarily due to the 10% increase in net sales for the three months ended March 31, 2025, as compared to the same period in 2024, and the impact from incremental full price selling and improved inventory position, partially offset by the effect of growing wholesale initiatives. Gross margin increased due to the impact from incremental full price selling and improved inventory position, partially offset by the effect of growing wholesale initiatives.
Selling Expenses

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Selling	$38,184	$34,215
Percent of net sales	30%	29%
Selling expenses increased by $4.0 million, or 12%, for the three months ended March 31, 2025, as compared to the same period in 2024. This increase was driven by the opening of additional stores, as well as the 10% increase in net sales for the three months ended March 31, 2025, as compared to the same period in 2024. The increase in selling expenses as a percentage of net sales was primarily due to the opening of additional stores.

Marketing Expenses

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Marketing	$15,173	$14,879
Percent of net sales	12%	13%
Marketing expenses increased by 2% for the three months ended March 31, 2025, as compared to the same period in 2024, due to increased marketing spend compared to the same period in 2024. Marketing expenses as a percentage of net sales decreased due to higher net sales compared to last year.
General and Administrative Expenses

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
General and administrative	$25,682	$22,673
Percent of net sales	20%	19%
General and administrative expenses increased by $3.0 million, or 13%, for the three months ended March 31, 2025, as compared to the same period in 2024. This increase, as well as the increase in general and administrative expenses as a percentage of net sales, was primarily due to a $1.8 million increase in wages and incentive compensation expense, a $0.5 million increase in non-routine legal matters and a $0.4 million increase in professional fees.
Other Expense, Net

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Other expense, net:
Interest expense	$(2,663)	$(2,278)
Other expense	(295)	(543)
Total other expense, net	$(2,958)	$(2,821)
Percent of net sales	(2)%	(2)%
Total other expense, net increased by $0.1 million, or 5%, for the three months ended March 31, 2025 compared to the same period in 2024, primarily due to higher interest expense from an increase in our long-term debt balance.
Provision for Income Taxes

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Provision for income taxes	$(9)	$(19)
Percent of net sales	—%	—%
Provision for income taxes was flat for the three months ended March 31, 2025 compared to the same period in 2024.

Liquidity and Capital Resources
As of March 31, 2025, our principal sources of liquidity were cash and cash equivalents totaling $26.7 million, our revolving line of credit and our term loan accordion provision.
As of March 31, 2025, most of our cash was held for working capital purposes. We have historically financed our operations and capital expenditures primarily through cash flows generated by operations, the incurrence of debt and through the issuance of equity. We believe that our existing cash, together with cash generated from operations and available borrowing capacity under our credit facilities and lines of credit, will be sufficient to meet our anticipated cash needs for the next 12 months. We believe that cash generated from ongoing operations and continued access to debt markets will be sufficient to satisfy our cash requirements beyond 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. We may seek to borrow funds under our credit facility or raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section of our 2024 Form 10-K captioned “Risk Factors.” We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all. The inability to raise capital if needed would adversely affect our ability to achieve our business objectives.
Senior Secured Credit Facility
In connection with our initial public offering of common stock in September 2021 (the “IPO”), we entered into a senior secured credit facility comprised of a $100.0 million term loan and a $50.0 million revolving line of credit, with an option of up to $50.0 million in an additional term loan through an accordion provision. We used borrowings under this credit facility, together with a portion of the proceeds from the IPO, to repay our previous debt in full. As of March 31, 2025, we owed a combined $87.0 million in term loan and accordion borrowings, as well as $33.5 million borrowed under the revolving line of credit. The term loan requires us to make amortized annual payments of 5.0% during the first and second years, 7.5% during the third and fourth years and 10.0% during the fifth year with the balance of the loan due at maturity. Borrowings under the term loan accrue interest at Term SOFR, as defined in the credit agreement for the senior secured credit facility (the “Credit Agreement”), plus an applicable margin dependent upon our net leverage ratio, as defined in the Credit Agreement. The revolving line of credit, when used, also accrues interest at Term SOFR plus an applicable margin dependent upon our net leverage ratio. The highest interest rates under the Credit Agreement for both the term loan and the revolving line of credit occur at a net leverage ratio of greater than 2.75x, yielding an interest rate of a benchmark rate plus 3.25%. The accordion provision allows us to borrow additional amounts of term loan at terms to be agreed upon at the time of issuance, but on substantially the same basis as the original term loan. As of March 31, 2025, principal payments of our term loan and accordion for the next twelve months are anticipated to total $7.0 million.
Under the senior secured credit facility, we are subject to certain financial covenant ratios and certain annual mandatory prepayment terms based on excess cash flows, as defined in the Credit Agreement, based on our net leverage ratio. If we are unable to comply with certain financial covenant ratios, which include provisions that are not precisely defined and are subject to interpretation, and terms requiring mandatory prepayment based on a percentage of excess cash flows, our long-term liquidity position may be adversely impacted. Furthermore, the variable interest rates associated with our senior secured credit facility could result in interest payments that are higher than anticipated. We were in compliance with all debt covenants as of March 31, 2025, and expect to be in compliance beyond the next 12 months, although our ability to meet these financial ratios and tests can be affected by the interpretation of certain provisions in our Credit Agreement, macro-economic factors and the seasonality of our business, which is more concentrated in the third and fourth fiscal quarters.
Refer to Note 7, “Debt,” in the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding our senior secured credit facility.
Material Cash Requirements
There have been no significant changes in our material cash requirements from those reported in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2024 Form 10-K.

Historical Cash Flows

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(1,875)	$(7,687)
Net cash used in investing activities	(3,436)	(755)
Net cash provided by financing activities	7,595	8,899
Net Cash from Operating Activities
Net cash from operating activities consists primarily of net income (loss) adjusted for certain non-cash items, including depreciation, amortization, equity-based compensation, the effect of changes in working capital and other activities.
During the three months ended March 31, 2025, net cash used in operating activities decreased by $5.8 million as compared to the same period in 2024. This was attributable primarily to more sell through of inventory in the current period, as compared to the prior period, as net sales grew by 10%.
Net Cash Used in Investing Activities
Our primary investing activities have consisted of acquisitions to support our overall business growth and investments in our fulfillment centers, our stores and our internally developed software to support our infrastructure. Purchases of property and equipment may vary from period to period due to timing of the expansion of our operations.
During the three months ended March 31, 2025, net cash used in investing activities increased by $2.7 million, as compared to the same period in 2024. This was attributable to additional capital expenditures related to new stores compared to the prior year.
Net Cash from Financing Activities
Our financing activities have historically consisted of cash proceeds from borrowings, cash used to pay down borrowings, cash received from the sale of our common stock in the IPO and cash used to repurchase shares of our common stock.
During the three months ended March 31, 2025, net cash provided by financing activities decreased by $1.3 million, as compared to the same period in 2024. This was primarily attributable to additional repayment of amounts owed under our senior secured credit facility in 2025, as compared to the prior period.
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
During the three months ended March 31, 2025, we repurchased 15,910 shares of our common stock under the Share Repurchase Program for $0.3 million, at an average price of $16.15 per share.
Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates from those reported in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2024 Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a “smaller reporting company,” as defined in Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation is performed to determine whether our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Due to the material weaknesses described below, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2025. Nevertheless, based on the performance of additional procedures by management designed to ensure reliability of financial reporting, the Company’s management has concluded that, notwithstanding the material weaknesses described below, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with GAAP.
Material Weaknesses
We have identified material weaknesses in the design and operation of our internal control over financial reporting in connection with the preparation of our financial statements, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, that had not been remediated as of March 31, 2025. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company’s management, including our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2025:
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
These material weaknesses resulted in immaterial errors to various accounts to our historical annual and interim consolidated financial statements. Additionally, each of these material weaknesses could result in a misstatement of substantially all account balances or disclosures that would result in a material misstatement to our annual or interim condensed consolidated financial statements that would not be prevented or detected.
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
While the material weaknesses have not been remediated as of March 31, 2025, management is devoting substantial resources to the ongoing remediation efforts. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify certain of the remediation measures described above. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively.
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
ITEM 1A. RISK FACTORS
Reference is made to the information disclosed under Part I, Item 1A - "Risk Factors" in our 2024 Form 10-K, which contains a detailed discussion of certain risk factors that could materially adversely affect the Company's business, operating results or financial condition. There are no material changes to the risk factors previously disclosed, nor has the Company identified any previously undisclosed risks that could materially adversely affect the Company’s business, operating results or financial condition.

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
The following table sets forth our share repurchase activity, on a settlement date basis, for the three months ended March 31, 2025:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (millions)[2]
January 1, 2025 - January 31, 2025	11,178	$17.24	5,614	$1.2
February 1, 2025 - February 28, 2025	13,062	16.35	5,295	1.2
March 1, 2025 - March 31, 2025	7,096	13.98	5,001	1.1
Total	31,336		15,910
1. 15,426 of these shares represent shares of common stock surrendered by certain of our employees to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of restricted shares of common stock issued under the 2021 Omnibus Incentive Plan. With respect to these surrendered shares, the price paid per share is based on the fair value at the time of surrender.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2025, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

a.k.a. Brands Holding Corp.

Date: May 13, 2025	By:	/s/ Kevin Grant
	Name:	Kevin Grant
	Title:	Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)