Form 10-Q
period 2025-06-30
A.K.A. BRANDS HOLDING CORP.
filed 2025-08-06
CIK 1865107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________________________________
FORM 10-Q
__________________________________________________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 4, 2025, the registrant had 10,844,082 shares of common stock outstanding.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$23,105	$24,192
Accounts receivable, net	24,933	8,107
Inventory	92,455	95,750
Prepaid income taxes	57	—
Prepaid expenses and other current assets	14,625	16,720
Total current assets	155,175	144,769
Property and equipment, net	36,109	31,262
Operating lease right-of-use assets	77,111	65,382
Intangible assets, net	47,938	52,354
Goodwill	92,222	89,254
Deferred tax assets	51	47
Other assets	2,217	2,136
Total assets	$410,823	$385,204
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$43,561	$30,299
Accrued liabilities	33,158	31,216
Sales returns reserve	9,759	7,587
Deferred revenue	12,865	12,215
Income taxes payable	—	1,039
Operating lease liabilities, current	10,124	8,382
Current portion of long-term debt	7,700	6,300
Total current liabilities	117,167	97,038
Long-term debt	101,007	105,411
Operating lease liabilities	76,539	63,496
Other long-term liabilities	1,970	1,625
Total liabilities	296,683	267,570
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; zero shares issued or outstanding as of each of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 10,752,477 and 10,669,649 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	128	128
Additional paid-in capital	475,042	471,758
Accumulated other comprehensive loss	(55,652)	(60,849)
Accumulated deficit	(305,378)	(293,403)
Total stockholders’ equity	114,140	117,634
Total liabilities and stockholders’ equity	$410,823	$385,204
The accompanying notes are an integral part of these condensed consolidated financial statements.

a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$160,524	$148,931	$289,181	$265,771
Cost of sales	68,180	62,962	123,181	114,128
Gross profit	92,344	85,969	166,000	151,643
Operating expenses:
Selling	45,399	41,191	83,583	75,406
Marketing	19,918	18,275	35,091	33,154
General and administrative	27,518	25,867	53,200	48,540
Total operating expenses	92,835	85,333	171,874	157,100
(Loss) income from operations	(491)	636	(5,874)	(5,457)
Other expense, net:
Interest expense	(2,500)	(2,676)	(5,163)	(4,954)
Other (expense) income	(624)	245	(919)	(298)
Total other expense, net	(3,124)	(2,431)	(6,082)	(5,252)
Loss before income taxes	(3,615)	(1,795)	(11,956)	(10,709)
Provision for income taxes	(10)	(466)	(19)	(485)
Net loss	$(3,625)	$(2,261)	$(11,975)	$(11,194)
Net loss per share:
Basic and diluted	$(0.34)	$(0.22)	$(1.13)	$(1.07)
Weighted average shares outstanding:
Basic and diluted	10,711,466	10,501,057	10,583,844	10,509,810
The accompanying notes are an integral part of these condensed consolidated financial statements.

a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(3,625)	$(2,261)	$(11,975)	$(11,194)
Other comprehensive income (loss):
Currency translation	4,555	1,573	5,197	(3,407)
Total comprehensive income (loss)	$930	$(688)	$(6,778)	$(14,601)
The accompanying notes are an integral part of these condensed consolidated financial statements.

a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	10,669,649	$128	$471,758	$(60,849)	$(293,403)	$117,634
Equity-based compensation	—	—	2,059	—	—	2,059
Issuance of common stock under employee equity plans, net of shares withheld	39,225	—	(249)	—	—	(249)
Repurchase of shares	(15,910)	—	(257)	—	—	(257)
Cumulative translation adjustment	—	—	—	642	—	642
Net loss	—	—	—	—	(8,350)	(8,350)
Balance as of March 31, 2025	10,692,964	128	473,311	(60,207)	(301,753)	111,479
Equity-based compensation	—	—	1,843	—	—	1,843
Issuance of common stock under employee equity plans, net of shares withheld	71,608	—	(1)	—	—	(1)
Repurchase of shares	(12,095)	—	(111)	—	—	(111)
Cumulative translation adjustment	—	—	—	4,555	—	4,555
Net loss	—	—	—	—	(3,625)	(3,625)
Balance as of June 30, 2025	10,752,477	$128	$475,042	$(55,652)	$(305,378)	$114,140

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	10,567,881	$128	$466,172	$(50,269)	$(267,413)	$148,618
Equity-based compensation	—	—	1,956	—	—	1,956
Issuance of common stock under employee equity plans, net of shares withheld	19,458	—	(88)	—	—	(88)
Repurchase of shares	(104,103)	—	(1,063)	—	—	(1,063)
Cumulative translation adjustment	—	—	—	(4,980)	—	(4,980)
Net loss	—	—	—	—	(8,933)	(8,933)
Balance as of March 31, 2024	10,483,236	128	466,977	(55,249)	(276,346)	135,510
Equity-based compensation	—	—	1,895	—	—	1,895
Issuance of common stock under employee equity plans, net of shares withheld	59,279	—	(21)	—	—	(21)
Repurchase of shares	(13,096)	—	(125)	—	—	(125)
Cumulative translation adjustment	—	—	—	1,573	—	1,573
Net loss	—	—	—	—	(2,261)	(2,261)
Balance as of June 30, 2024	10,529,419	$128	$468,726	$(53,676)	$(278,607)	$136,571
The accompanying notes are an integral part of these condensed consolidated financial statements.

a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(11,975)	$(11,194)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	3,901	3,041
Amortization expense	4,802	5,527
Amortization of debt issuance costs	286	303
Lease incentives	2,268	—
Loss on disposal of businesses	600	673
Non-cash operating lease expense	5,857	4,085
Equity-based compensation	3,902	3,851
Changes in operating assets and liabilities:
Accounts receivable, net	(16,625)	(914)
Inventory	5,140	(18,954)
Prepaid expenses and other current assets	2,304	2,757
Accounts payable	12,957	4,874
Income taxes payable	(1,097)	(1,533)
Accrued liabilities	276	4,593
Sales returns reserve	2,124	(1,568)
Deferred revenue	490	4,253
Lease liabilities	(5,197)	(3,992)
Net cash provided by (used in) operating activities	10,013	(4,198)
Cash flows from investing activities:
Purchases of intangible assets	—	(5)
Purchases of property and equipment	(7,922)	(2,726)
Net cash used in investing activities	(7,922)	(2,731)
Cash flows from financing activities:
Proceeds from line of credit, net of issuance costs	27,300	24,500
Repayment of line of credit	(26,300)	(10,000)
Repayment of debt	(4,200)	(1,200)
Taxes paid related to net share settlement of equity awards	(376)	(202)
Proceeds from issuances under equity-based compensation plans	126	93
Repurchase of shares	(367)	(1,189)
Net cash (used in) provided by financing activities	(3,817)	12,002
Effect of exchange rate changes on cash, cash equivalents and restricted cash	816	(1,310)
Net (decrease) increase in cash, cash equivalents and restricted cash	(910)	3,763
Cash, cash equivalents and restricted cash at beginning of period	26,479	24,029
Cash, cash equivalents and restricted cash at end of period	$25,569	$27,792

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$23,105	$25,466
Restricted cash, included in prepaid expenses and other current assets	590	582
Restricted cash, included in other assets	1,874	1,744
Total cash, cash equivalents and restricted cash	$25,569	$27,792
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
The Company generally provides refunds for goods returned within 30 to 45 days from the original purchase date. A returns reserve is recorded by the Company based on historical refund experience with a corresponding reduction of sales and cost of sales. The sales return reserve was $9.8 million and $7.6 million as of June 30, 2025 and December 31, 2024, respectively.
The following table presents a summary of the Company’s sales return reserve:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning balance	$9,634	$7,335	$7,587	$9,610
Returns	(42,757)	(36,670)	(67,862)	(62,570)
Provision	42,882	37,265	70,034	60,890
Ending balance	$9,759	$7,930	$9,759	$7,930
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
Revenue recognized in net sales on breakage of gift cards and online credit for the three months ended June 30, 2025 and 2024 was $0.7 million and $0.9 million, respectively. Revenue recognized in net sales on breakage of gift cards and online credit for the six months ended June 30, 2025 and 2024 was $1.0 million and $1.4 million, respectively.
The following table presents the disaggregation of the Company’s net sales by geography, based on customer address:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
U.S.	$108,440	$95,375	$196,494	$172,513
Australia & New Zealand	45,713	45,650	81,306	79,165
Rest of world	6,371	7,906	11,381	14,093
Total	$160,524	$148,931	$289,181	$265,771
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
Note 3. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets are comprised of the following:

	June 30, 2025	December 31, 2024
Inventory prepayments	$2,204	$6,693
Other	12,421	10,027
Total prepaid expenses and other current assets	$14,625	$16,720
Note 4. Property and Equipment, Net
Property and equipment, net is comprised of the following:

	June 30, 2025	December 31, 2024
Furniture and fixtures	$7,402	$5,608
Machinery and equipment	3,582	4,686
Computer equipment and capitalized software	6,715	7,444
Leasehold improvements	35,888	31,230
Total property and equipment	53,587	48,968
Less: accumulated depreciation	(17,478)	(17,706)
Total property and equipment, net	$36,109	$31,262
Depreciation expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Selling expenses	$1,773	$1,232	$3,342	$2,514
General and administrative expenses	273	273	559	527
Total depreciation expense	$2,046	$1,505	$3,901	$3,041

Note 5. Goodwill
The carrying value of goodwill, as of June 30, 2025 and December 31, 2024, was $92.2 million and $89.3 million, respectively. No goodwill impairment was required during either of the three and six months ended June 30, 2025 and 2024. In June 2025, due to a continued period of uncertain trade policy and the impact of increased tariffs and duties between countries, the Company revised its forecasts for each of its reporting units. These revisions and a continued decrease in the Company’s stock price were identified as triggering events and a subsequent quantitative test concluded that the fair value of each of the Company’s reporting units exceeded their carrying values as of June 30, 2025. As of the testing date, the estimated fair value of the mnml reporting unit exceeded the carrying value by 4.6% and the carrying value of the related goodwill was $30.0 million.
The following table summarizes goodwill activity:

Balance as of December 31, 2024	$89,254
Changes in foreign currency translation	2,968
Balance as of June 30, 2025	$92,222

Note 6. Intangible Assets
The gross amounts and accumulated amortization of acquired identifiable intangible assets with finite useful lives as of June 30, 2025 and December 31, 2024, included in intangible assets, net in the accompanying condensed consolidated balance sheets, are as follows:

		June 30, 2025		December 31, 2024
	Useful life	Weighted Average Amortization Period 2025	2025	Weighted Average Amortization Period 2024	2024
Customer relationships	4 years	0.0 years	$2,543	0.3 years	$7,360
Brands	10 years	5.5 years	84,899	6.0 years	83,612
Trademarks	5 years	0.0 years	103	0.3 years	98
Total intangible assets			87,545		91,070
Less: accumulated amortization			(39,607)		(38,716)
Total intangible assets, net			$47,938		$52,354
Amortization of acquired intangible assets with finite useful lives is included in general and administrative expenses and was $2.3 million and $2.7 million for the three months ended June 30, 2025 and 2024, respectively, and was $4.8 million and $5.5 million for the six months ended June 30, 2025 and 2024, respectively.
Future estimated amortization expense for acquired identifiable intangible assets is as follows:

Amortization Expense
Year ending December 31:
Remainder of 2025	$4,584
2026	9,163
2027	9,163
2028	8,330
2029	7,215
Thereafter	9,483
Total amortization expense	$47,938
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
The senior secured credit facility requires that the Company maintain a maximum total net leverage ratio of 3.50 to 1.00 and maintain a minimum fixed charge coverage ratio of 1.25 to 1.00, each as of the last day of any fiscal quarter. In the event that the Company fails to comply with the financial covenant, the Company will have the option to make certain equity contributions, directly or indirectly, to cure any non-compliance with such covenant, subject to certain other conditions and limitations. The Company is required to make a mandatory prepayment as a percentage of excess cash flows, as defined in the Credit Agreement, in the period based on the Company triggering certain net debt leverage ratios. Specifically, a mandatory prepayment of 50% of excess cash flows is required if the Company’s net leverage ratio exceeds 2.75x, and a mandatory prepayment of 25% of excess cash flows is required if the Company’s net leverage ratio is greater than or equal to 2.25x. As of June 30, 2025, the Company was in compliance with all financial debt covenants.
During the six months ended June 30, 2025, the Company borrowed $27.3 million under its revolving line of credit, with final payoff due on September 24, 2026, and voluntarily repaid $26.3 million of the amounts outstanding under its revolving line of credit.
As of June 30, 2025, the all-in rate (Term SOFR plus the applicable margin) for the Company’s term loan and borrowings under the revolving line of credit was 7.93%.
Total Debt and Interest
Outstanding debt consisted of the following:

	June 30, 2025	December 31, 2024
Term loan	$84,850	$89,050
Revolving credit facility	24,300	23,300
Capitalized debt issuance costs	(443)	(639)
Total debt	108,707	111,711
Less: current portion	(7,700)	(6,300)
Total long-term debt	$101,007	$105,411
Interest expense, which included the amortization of debt issuance costs, totaled $2.5 million and $2.7 million for the three months ended June 30, 2025 and 2024, respectively, and totaled $5.2 million and $5.0 million for the six months ended June 30, 2025 and 2024, respectively. Additionally, as of June 30, 2025, the Company had $2.8 million of outstanding letters of credit. As of June 30, 2025, the carrying value of the Company’s total debt was $108.7 million, while the fair value of the Company’s total debt, valued using level 2 inputs, was $102.4 million.
As of June 30, 2025, the maturities of principal amounts of our total debt obligations were as follows:

Year ending December 31:
Remainder of 2025	$2,100
2026	107,050
Total	$109,150

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
The Company’s operating lease costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease costs	$4,513	$2,767	$8,688	$5,415
Variable lease costs	576	292	1,011	603
Short-term lease costs	117	104	243	188
Total lease costs	$5,206	$3,163	$9,942	$6,206
The Company does not have any sublease income and the Company’s lease agreements do not contain any residual value guarantees or material restrictive covenants.
Supplemental cash flow information relating to the Company’s operating leases was as follows:

	Six Months Ended June 30,
	2025	2024
Cash paid for operating lease liabilities	$5,839	$5,189
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	16,169	19,128
Other information relating to the Company’s operating leases was as follows:

	June 30, 2025	December 31, 2024
Weighted-average remaining lease term	6.6 years	6.7 years
Weighted-average discount rate	7.1%	6.9%
As of June 30, 2025, the maturities of operating lease liabilities were as follows:

Remainder of 2025	$7,608
2026	17,191
2027	16,328
2028	15,442
2029	15,455
Thereafter	40,010
Total remaining lease payments	112,034
Less: imputed interest	25,371
Total operating lease liabilities	86,663
Less: current portion	(10,124)
Long-term operating lease liabilities	$76,539

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
The following table summarizes our effective tax rate for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Loss before income taxes	$(3,615)	$(1,795)	$(11,956)	$(10,709)
Provision for income taxes	(10)	(466)	(19)	(485)
Effective tax rate	—%	(26)%	—%	(5)%
For the three and six months ended June 30, 2025, as compared to the same periods in the prior year, the Company’s effective tax rate was flat. The effective tax rate was lower than the U.S. statutory rate of 21.0% for the three and six months ended June 30, 2025 primarily due to non-deductible permanent differences in the U.S. and a full valuation allowance on the net deferred tax assets in U.S. and Australia.
Note 10. Accrued Liabilities
Accrued liabilities consisted of the following:

	June 30, 2025	December 31, 2024
Accrued salaries and other benefits	$8,559	$10,504
Accrued freight costs	3,005	4,551
Sales tax payable	4,054	3,132
Accrued marketing costs	7,064	5,800
Accrued professional services	2,489	1,160
Other accrued liabilities	7,987	6,069
Total accrued liabilities	$33,158	$31,216
Note 11. Deferred Revenue
Deferred revenue consisted of the following:

	June 30, 2025	December 31, 2024
Gift cards	$11,544	$11,473
Other	1,321	742
Total deferred revenue	$12,865	$12,215

Note 12. Equity-based Compensation
Incentive Plans
2021 Omnibus Incentive Plan
In September 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Omnibus Incentive Plan (the “2021 Plan”) which became effective in connection with the Company’s initial public offering of common stock (the “IPO”). The 2021 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units and other forms of equity and cash compensation. A total of 408,355 shares of the Company’s common stock, as adjusted for the Reverse Stock Split (refer to Note 13, “Stockholders’ Equity”), were initially reserved for issuance under the 2021 Plan. The number of shares of common stock reserved and available for issuance under the 2021 Plan increases on January 1 of each year by 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the compensation committee of the Company’s board of directors. On May 30, 2023, the Company’s stockholders approved an amendment to the 2021 Plan to increase the number of shares available for issuance under the 2021 Plan by 833,333 shares of the Company’s common stock, as adjusted for the Reverse Stock Split. On May 22, 2024, the Company’s stockholders approved an amendment to the 2021 Plan to increase the number of shares available for issuance under the 2021 Plan by 1,100,000 shares of the Company’s common stock. As of June 30, 2025, there were 2,662,075 shares reserved for issuance of awards under the 2021 Plan.
2021 Employee Stock Purchase Plan
In September 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Employee Stock Purchase Plan (the “ESPP”) which became effective in connection with the IPO. A total of 102,088 shares of the Company’s common stock, as adjusted for the Reverse Stock Split, were initially reserved for issuance under the ESPP. The number of shares reserved and available for issuance under the ESPP automatically increases on January 1 of each year by 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the compensation committee of the Company’s board of directors. As of June 30, 2025, there were 422,475 shares reserved for issuance under the ESPP.
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

In September 2023, an award, including 416,667 performance-based stock options (the “Bryett Award”), was issued to Wesley Bryett, a member of the Company’s board of directors and co-founder of Princess Polly. This award expires after ten years, or upon the termination of Mr. Bryett’s service to the Company, and includes four tranches of stock options that will vest and become exercisable based upon the achievement of various common stock price targets. The weighted average exercise price for the options in the Bryett Award is $109.27. Each tranche of stock options has a different derived service period, the average of which is approximately 5.5 years. As of June 30, 2025, no options issued as part of the Bryett Award had vested, the options held no intrinsic value, and total unrecognized compensation cost related to the Bryett Award was $0.8 million, which is expected to be recognized over 3.7 years.
In connection with the appointment of Ciaran Long as the Chief Executive Officer in January 2025, Mr. Long was granted a performance-based stock option, representing a contingent right to purchase 100,000 shares of common stock at a specified price, upon vesting of the option (the “Long Award”). The Long Award expires after ten years, or upon the termination of Mr. Long’s service to the Company, and includes four tranches that will vest and become exercisable based upon the achievement of various common stock price targets. The weighted average exercise price for the option in the Long Award is $120.00. Each tranche has a different derived service period, the average of which is approximately 4.2 years. As of June 30, 2025, no tranche of the Long Award had vested, the option held no intrinsic value, and total unrecognized compensation cost related to the Long Award was $0.9 million, which is expected to be recognized over 3.6 years.
A summary of the Company's time-based stock option activity under the 2021 Plan for the six months ended June 30, 2025, is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance as of December 31, 2024	39,820	$81.47	7.06	$—
Granted	—	—
Exercised	—	—
Forfeited/Repurchased	—	—
Balance as of June 30, 2025	39,820	$81.47	6.57	$—
Vested as of June 30, 2025	38,997	$80.78	6.57	$—
As of June 30, 2025, there was $46.0 thousand of total unrecognized compensation cost related to unvested time-based stock options issued under the 2021 Plan, which is expected to be recognized over a weighted-average period of 0.23 years.
Restricted Stock Units
The 2021 Plan provides for the issuance of restricted stock units (“RSUs”). Time-based RSUs issued prior to March 31, 2022 vest over four years while all time-based RSUs issued after that date vest over three years.
In May 2024, an award (the “Interim CEO Award”) of 150,000 performance-based RSUs (“PSUs”) was issued to Ciaran Long, Interim Chief Executive Officer and Chief Financial Officer of the Company. The Interim CEO Award expires after five years, or upon the termination of Mr. Long’s service to the Company, and includes ten tranches of PSUs that will vest based upon the achievement of various common stock price targets. If any common stock price target is achieved for one or more tranches of PSUs prior to April 1, 2025, the vesting date for the applicable tranche(s) will be April 1, 2025. At the time of the grant, each PSU had a fair value of $29.50. Each tranche of PSUs has a different derived service period, the average of which is approximately 2.9 years. As of June 30, 2025, the common stock price target for two tranches of PSUs issued as part of the Interim CEO Award had been achieved, and the total unrecognized compensation cost related to the Interim CEO Award was $0.2 million, which is expected to be recognized over a weighted average period of 1.8 years.

A summary of the Company's time-based RSU activity under the 2021 Plan for the six months ended June 30, 2025, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of December 31, 2024	651,287	$14.93
Granted	387,448	12.83
Vested	(129,450)	17.98
Forfeited/Repurchased	(17,156)	15.61
Balance as of June 30, 2025	892,129	$13.52
As of June 30, 2025, there was $9.8 million of total unrecognized compensation cost related to unvested time-based RSUs issued under the 2021 Plan, which is expected to be recognized over a weighted-average period of 2.2 years.
Incentive Units
The 2018 Plan provided for the issuance of time-based incentive units and performance-based incentive units. Time-based incentive units generally vest over four years. Performance-based incentive units vested upon the satisfaction of the performance condition as described further below.
Time-Based Incentive Partnership Units
The following table summarizes time-based incentive unit activity under the 2018 Plan for the six months ended June 30, 2025:

	Number of Units	Weighted Average Grant Date Fair Value	Weighted Average Participation Threshold	Aggregate Intrinsic Value
Balance as of December 31, 2024	144,003	$1.40	$22.68	$—
Granted	—	—	—
Vested	(144,003)	1.40	22.68
Forfeited/Repurchased	—	—	—
Balance as of June 30, 2025	—	$—	$—	$—
Vested as of June 30, 2025	9,191,205
As of June 30, 2025, there was no unrecognized compensation cost related to unvested time-based incentive units issued under the 2018 Plan.
ESPP Purchase Rights
A six-month offering period for the ESPP ended on May 31, 2025. There were 11,876 shares purchased using ESPP purchase rights with a weighted average purchase price of $10.57.
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
The following table summarizes the Company’s equity-based compensation expense by award type for all Plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options	$193	$179	$413	$359
RSUs	1,599	1,242	3,270	2,370
ESPP purchase rights	38	20	76	40
Time-based incentive units	13	454	143	1,082
Total	$1,843	$1,895	$3,902	$3,851

Note 13. Stockholders’ Equity
Preferred Stock
In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 50,000,000 shares of undesignated preferred stock with a par value of $0.001 per share with rights and preferences, including voting rights, designated from time to time by the Company’s board of directors. There were no shares of preferred stock issued and outstanding as of June 30, 2025.
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
During the three months ended June 30, 2025, inclusive of repurchases under the Share Repurchase Program and shares surrendered by employees to satisfy tax obligations in connection with vesting of equity awards, the Company repurchased 25,684 shares of its common stock for $0.2 million, at an average price of $9.26 per share. During the six months ended June 30, 2025, inclusive of repurchases under the Share Repurchase Program and shares surrendered by employees to satisfy tax obligations, the Company repurchased 57,020 shares of its common stock for $0.7 million, at an average price of $13.04 per share.

Note 14. Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share and a reconciliation of the weighted average number of shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(3,625)	$(2,261)	$(11,975)	$(11,194)
Denominator:
Weighted-average common shares outstanding, basic and diluted	10,711,466	10,501,057	10,583,844	10,509,810
Net loss per share:
Net loss per share, basic and diluted	$(0.34)	$(0.22)	$(1.13)	$(1.07)
Basic net income (loss) per share is calculated by dividing net income (loss) for the period by the weighted-average number of shares of common stock for the period. Diluted net income (loss) per share has been calculated in a manner consistent with that of basic net income (loss) per share while giving effect to shares issuable upon exercise and/or vesting of potentially dilutive stock option and RSU grants, as well as ESPP purchase rights, outstanding during the period, if applicable. Due to the net loss for all periods shown, no potentially dilutive securities had an impact on diluted loss per share for any period. For the three months ended June 30, 2025 and 2024, 663,777 and 406,509 shares, respectively, were excluded from the calculation of weighted-average diluted common shares outstanding as they had an anti-dilutive effect. For the six months ended June 30, 2025 and 2024, 534,178 and 414,587 shares, respectively, were excluded from the calculation of weighted-average diluted common shares outstanding as they had an anti-dilutive effect.
Note 15. Commitments and Contingencies
Legal Proceeding
In April 2024, the Company received a cease and desist letter alleging copyright infringement and related claims, and, in 2024, the Company accrued $2.0 million to general and administrative expenses for current estimated losses in connection with these claims. On July 23, 2025, the Company entered into a final settlement agreement for this matter, wherein it agreed to pay, or have its insurers pay to the claimant on its behalf, a total of $16.5 million to the claimant in settlement costs. The Company has recorded $14.5 million in accounts receivable, net, to reflect the amount its insurers agreed to pay on the Company’s behalf to the claimant in connection with this settlement, with a corresponding amount in accounts payable.
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
The following table sets forth gross margin for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$160,524	$148,931	$289,181	$265,771
Cost of sales	68,180	62,962	123,181	114,128
Gross profit	$92,344	$85,969	$166,000	$151,643
Gross margin	57.5%	57.7%	57.4%	57.1%

Note 17. Subsequent Events
The Company has evaluated subsequent events occurring through the date that these financial statements were issued, and determined the following subsequent events occurred that would require disclosure in these financial statements.
Revolving Line of Credit
On July 3, 2025, the Company borrowed $2.5 million under the revolving line of credit, which is part of the Company’s senior secured credit facility. The initial applicable interest rate for the borrowings is 9.75% and final payoff is due on September 24, 2026.
One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the United States. The OBBBA includes significant changes to federal tax law and other regulatory provisions that may impact the Company. As the legislation was not signed into law until the Company’s third quarter of 2025, the impacts are not included in its operating results for the three and six months ended June 30, 2025. The Company is evaluating the impact of the newly enacted tax law and its impact on the Company’s forecasted annual effective tax rate in subsequent periods as required.

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
The following table sets forth our key operating metrics for each period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, other than dollar figures)	2025	2024	2025	2024
Active customers	4.13	4.01	4.13	4.01
Average order value	$78	$78	$78	$77
Number of orders	2.05	1.92	3.71	3.44
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
Key Financial Metrics
The following table sets forth our key financial metrics prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and non-GAAP financial metrics for each period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Gross margin	58%	58%	57%	57%
Net loss	$(3,625)	$(2,261)	$(11,975)	$(11,194)
Net loss margin	(2)%	(2)%	(4)%	(4)%
Adjusted EBITDA	$7,520	$8,012	$10,186	$8,885
Adjusted EBITDA margin	5%	5%	4%	3%
Net cash used in operating activities			$10,013	$(4,198)
Free Cash Flow			$2,091	$(6,924)
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

The following table reflects a reconciliation of Adjusted EBITDA to net loss and Adjusted EBITDA margin to net loss margin, the most directly comparable financial measures prepared in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Net loss	$(3,625)	$(2,261)	$(11,975)	$(11,194)
Add (deduct):
Total other expense, net	3,124	2,431	6,082	5,252
Provision for income tax	10	466	19	485
Depreciation and amortization expense	4,329	4,270	8,703	8,568
Equity-based compensation expense	1,843	1,895	3,902	3,851
Distribution center relocation costs	—	—	737	—
Non-routine legal matters	1,489	889	2,200	1,052
Non-routine items[1]	350	322	518	871
Adjusted EBITDA	$7,520	$8,012	$10,186	$8,885
Net loss margin	(2)%	(2)%	(4)%	(4)%
Adjusted EBITDA margin	5%	5%	4%	3%
1Non-routine items include severance from headcount reductions, one time supply chain sourcing costs and sales tax penalties for the three and six months ended June 30, 2025. Non-routine items include severance from headcount reductions, sales tax penalties and insured losses, net of recoveries for the three and six months ended June 30, 2024.
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
The following table presents a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities, the most directly comparable financial measure prepared in accordance with GAAP:

	Six Months Ended June 30,
(dollars in thousands)	2025	2024
Net cash provided by (used in) operating activities	$10,013	$(4,198)
Less: purchases of property and equipment	(7,922)	(2,726)
Free Cash Flow	$2,091	$(6,924)
Our Free Cash Flow has fluctuated over time primarily as a result of timing of inventory purchases, purchases of property and equipment and fluctuations in earnings.
For the six months ended June 30, 2025, net cash used in operating activities decreased by $14.2 million compared to net cash used in operating activities for the six months ended June 30, 2024. This was attributable primarily to more sell through of inventory in the current period, as compared to the prior period, as net sales grew by 9%.
For the six months ended June 30, 2025, Free Cash Flow increased by $9.0 million compared to Free Cash Flow for the six months ended June 30, 2024. This was attributable primarily to more sell through of inventory in the current period, as compared to the prior period, partially offset by additional capital expenditures related to new stores, to support growth in the U.S.

Factors Affecting Our Performance
Macroeconomic Environment
The macroeconomic environment in which we operate impacts consumer behavior and may have a significant impact on our business. While positive conditions in the economy generally promote customer spending on our sites and in our stores, any economic weakness can result in a reduction of customer spending and have a significant negative impact on our results of operations. Specifically, many of our products may be viewed as discretionary items rather than necessities. Consequently, our results of operations tend to be sensitive to changes in the macroeconomic environment that impact consumer discretionary spending. Macroeconomic factors that could cause significant negative impacts on our results of operations include, but are not limited to: inflationary pressures on consumers globally and on our supply chain; elevated interest rates; employment rates; business conditions; changes in the housing market; changes in stock markets; adverse developments affecting the financial services industry; the availability of credit, both for us and for our customers; foreign currency exchange rates; fuel, energy and raw materials costs; supply chain challenges; wars and geopolitical tensions; and the effects of tariffs and other trade policies. For example, in the first half of 2025, the U.S. administration increased, at times, the aggregate tariff and duty levels for imported Chinese goods to greater than 150%, but have come down to the range of 50-60%. As of June 30, 2025, the U.S. administration and Chinese officials continue to work towards a trade deal, but additional tariff and/or duty increases could be imposed as trade tensions between the two countries evolve. Tariffs on Chinese goods have an acute effect on our cost of goods sold, as a substantial majority of our products are imported from China. While we are in the process of evaluating and enacting measures to mitigate the effect of the tariffs and duties on our results of operations, including sourcing products from sources located outside of China and proportional increases to the prices of our products, there are countervailing considerations that may prevent us from fully mitigating the effects, such as the cost of goods from sources located outside of China and customer attraction and retention considerations. Further, sourcing products from new suppliers might result in significant expenses, including brokerage fees, the purchase prices for designs owned by our existing suppliers and termination fees for our arrangements with our existing suppliers, and may result in higher costs of goods, all of which could reduce our gross margin and otherwise materially and adversely affect our results of operations. Additionally, the products we purchase from our new suppliers may be of lesser quality as compared to the products we purchase from our current suppliers and shipping times may be longer, each of which may have a material and adverse effect on our operations and, therefore, our results of operations. We may experience inventory shortages while we identify, transition to and onboard new suppliers, which may lead to decreased sales and material and adverse effects on our results of operations. Moreover, we may be subject to risks associated with our expeditious change of suppliers to address the effects of the tariffs and duties, including more limited diligence on new suppliers and that these operational changes may prove to have been unnecessary in the long-term if trade relations between the U.S. and China improve.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net sales	$160,524	$148,931	$289,181	$265,771
Cost of sales	68,180	62,962	123,181	114,128
Gross profit	92,344	85,969	166,000	151,643
Operating expenses:
Selling	45,399	41,191	83,583	75,406
Marketing	19,918	18,275	35,091	33,154
General and administrative	27,518	25,867	53,200	48,540
Total operating expenses	92,835	85,333	171,874	157,100
(Loss) income from operations	(491)	636	(5,874)	(5,457)
Other expense, net:
Interest expense	(2,500)	(2,676)	(5,163)	(4,954)
Other (expense) income	(624)	245	(919)	(298)
Total other expense, net	(3,124)	(2,431)	(6,082)	(5,252)
Loss before income taxes	(3,615)	(1,795)	(11,956)	(10,709)
Provision for income taxes	(10)	(466)	(19)	(485)
Net loss	$(3,625)	$(2,261)	$(11,975)	$(11,194)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	100%	100%	100%	100%
Cost of sales	42%	42%	43%	43%
Gross profit	58%	58%	57%	57%
Operating expenses:
Selling	28%	28%	29%	28%
Marketing	12%	12%	12%	12%
General and administrative	17%	17%	18%	18%
Total operating expenses	58%	57%	59%	59%
(Loss) income from operations	—%	—%	(2%)	(2%)
Other expense, net:
Interest expense	(2%)	(2%)	(2%)	(2%)
Other (expense) income	—%	—%	—%	—%
Total other expense, net	(2%)	(2%)	(2%)	(2%)
Loss before income taxes	(2%)	(1%)	(4%)	(4%)
Provision for income taxes	—%	—%	—%	—%
Net loss	(2%)	(2%)	(4%)	(4%)

Comparison of the Three Months Ended June 30, 2025 and 2024
Net Sales

	Three Months Ended June 30,
(in thousands)	2025	2024
Net sales	$160,524	$148,931
Net sales increased by $11.6 million, or 8%, for the three months ended June 30, 2025 as compared to the same period in 2024. The increase in net sales was primarily driven by a 7% increase in the number of orders we processed in the three months ended June 30, 2025 compared to the same period in 2024, which was driven by demand growth in the U.S. On a constant currency basis, net sales and average order value for the three months ended June 30, 2025 would have increased 9% and 3%, respectively, compared to the same period in 2024.
Cost of Sales

	Three Months Ended June 30,
(dollars in thousands)	2025	2024
Cost of sales	$68,180	$62,962
Percent of net sales	42%	42%
Cost of sales increased by $5.2 million, or 8%, for the three months ended June 30, 2025 compared to the same period in 2024. This increase was primarily due to the 8% increase in net sales for the three months ended June 30, 2025, as compared to the same period in 2024. Cost of sales as a percentage of net sales was flat for the three months ended June 30, 2025, as compared to the same period in 2024. There was an increase in tariffs and duties during the current period, as compared to the same period in 2024, but the impact was partially offset by more full-price selling in the current period.
Gross Profit

	Three Months Ended June 30,
(dollars in thousands)	2025	2024
Gross profit	$92,344	$85,969
Gross margin	58%	58%
Gross profit increased by $6.4 million, or 7%, for the three months ended June 30, 2025 compared to the same period in 2024. This increase was primarily due to the 8% increase in net sales for the three months ended June 30, 2025, as compared to the same period in 2024. Gross margin was flat for the three months ended June 30, 2025, as compared to the same period in 2024. There was an increase in tariffs and duties during the current period, as compared to the same period in 2024, but the impact was partially offset by more full-price selling in the current period.
Selling Expenses

	Three Months Ended June 30,
(dollars in thousands)	2025	2024
Selling	$45,399	$41,191
Percent of net sales	28%	28%
Selling expenses increased by $4.2 million, or 10%, for the three months ended June 30, 2025, as compared to the same period in 2024. This increase was driven by the opening of additional stores, as well as the 8% increase in net sales for the three months ended June 30, 2025, as compared to the same period in 2024. Selling expenses as a percentage of net sales was flat for the three months ended June 30, 2025, as compared to the same period in 2024.

Marketing Expenses

	Three Months Ended June 30,
(dollars in thousands)	2025	2024
Marketing	$19,918	$18,275
Percent of net sales	12%	12%
Marketing expenses increased by $1.6 million, or 9%, for the three months ended June 30, 2025, as compared to the same period in 2024. Marketing expenses as a percentage of net sales was flat for the three months ended June 30, 2025, as compared to the same period in 2024.
General and Administrative Expenses

	Three Months Ended June 30,
(dollars in thousands)	2025	2024
General and administrative	$27,518	$25,867
Percent of net sales	17%	17%
General and administrative expenses increased by $1.7 million, or 6%, for the three months ended June 30, 2025, as compared to the same period in 2024. This increase was due to a $0.7 million increase in wages and incentive compensation expense, a $0.6 million increase in non-routine legal matters and a $0.4 million increase in professional fees. General and administrative expenses as a percentage of net sales was flat for the three months ended June 30, 2025, as compared to the same period in 2024.
Other Expense, Net

	Three Months Ended June 30,
(dollars in thousands)	2025	2024
Other expense, net:
Interest expense	$(2,500)	$(2,676)
Other expense	(624)	245
Total other expense, net	$(3,124)	$(2,431)
Percent of net sales	(2)%	(2)%
Total other expense, net increased by $0.7 million, or 29%, for the three months ended June 30, 2025 compared to the same period in 2024, primarily due to losses on disposals of screen print equipment.
Provision for Income Taxes

	Three Months Ended June 30,
(dollars in thousands)	2025	2024
Provision for income taxes	$(10)	$(466)
Percent of net sales	—%	—%
Provision for income taxes changed by $0.5 million for the three months ended June 30, 2025 compared to the same period in 2024. This change was due to a decrease in the taxable income in the United States.

Comparison of the Six Months Ended June 30, 2025 and 2024
Net Sales

	Six Months Ended June 30,
(dollars in thousands)	2025	2024
Net sales	$289,181	$265,771
Net sales increased by $23.4 million, or 9%, for the six months ended June 30, 2025 compared to the same period in 2024. The increase in net sales was primarily driven by a 8% increase in the number of orders we processed in 2025 compared to 2024, and an increase in our average order value of 1%, from $77 in 2024 to $78 in 2025. These increases were driven primarily by demand growth in the U.S. On a constant currency basis, net sales and average order value for the six months ended June 30, 2025 would have increased 11% and 3%, respectively, compared to 2024.
Cost of Sales

	Six Months Ended June 30,
(dollars in thousands)	2025	2024
Cost of sales	$123,181	$114,128
Percent of net sales	43%	43%
Cost of sales increased by $9.1 million, or 8%, for the six months ended June 30, 2025 compared to the same period in 2024. This increase was primarily driven by the 9% increase in net sales in 2025, as compared to 2024, partially offset by the impact from more full-price selling and improved inventory position. Cost of sales as a percentage of net sales was flat for the six months ended June 30, 2025, as compared to the same period in 2024. There was an increase in tariffs and duties during the current period, as compared to the same period in 2024, but the impact was partially offset by more full-price selling in the current period.
Gross Profit

	Six Months Ended June 30,
(dollars in thousands)	2025	2024
Gross profit	$166,000	$151,643
Gross margin	57%	57%
Gross profit increased by $14.4 million, or 9%, for the six months ended June 30, 2025 compared to the same period in 2024. This increase was primarily driven by the 9% increase in net sales in 2025, as compared to 2024, and the impact from more full-price selling and improved inventory position. Gross margin as a percentage of net sales was flat for the six months ended June 30, 2025, as compared to the same period in 2024. There was an increase in tariffs and duties during the current period, as compared to the same period in 2024, but the impact was partially offset by more full-price selling in the current period.
Selling Expenses

	Six Months Ended June 30,
(dollars in thousands)	2025	2024
Selling	$83,583	$75,406
Percent of net sales	29%	28%
Selling expenses increased by $8.2 million, or 11%, for the six months ended June 30, 2025 compared to the same period in 2024. This increase was driven by the opening of additional stores, as well as the 9% increase in net sales for the six months ended June 30, 2025. The increase in selling expenses as a percentage of net sales was primarily due to the opening of additional stores.

Marketing Expenses

	Six Months Ended June 30,
(dollars in thousands)	2025	2024
Marketing	$35,091	$33,154
Percent of net sales	12%	12%

Marketing expenses increased by $1.9 million, or 6%, for the six months ended June 30, 2025 compared to the same period in 2024. Marketing expenses as a percentage of net sales was flat for the six months ended June 30, 2025, as compared to the same period in 2024.
General and Administrative Expenses

	Six Months Ended June 30,
(dollars in thousands)	2025	2024
General and administrative	$53,200	$48,540
Percent of net sales	18%	18%
General and administrative expenses increased by $4.7 million, or 10%, for the six months ended June 30, 2025 compared to the same period in 2024. The increase was primarily driven by a $2.5 million increase in incentive and stock-based compensation expense, a $1.1 million increase in other non-routine legal matters, a $0.8 million increase in professional services and a $0.7 million increase in travel expenses. Partially offsetting these increases was a $0.7 million decrease in insurance costs. General and administrative expenses as a percentage of net sales was flat for the six months ended June 30, 2025, as compared to the same period in 2024.
Other Expense, Net

	Six Months Ended June 30,
(dollars in thousands)	2025	2024
Other expense, net:
Interest expense	$(5,163)	$(4,954)
Other expense	(919)	(298)
Total other expense, net	$(6,082)	$(5,252)
Percent of net sales	(2)%	(2)%
Other expense, net increased by $0.8 million, or 16%, for the six months ended June 30, 2025 compared to the same period in 2024, primarily due to higher interest expense from an increase in short term borrowings and losses on disposals of screen print equipment.
Provision For Income Taxes

	Six Months Ended June 30,
(dollars in thousands)	2025	2024
Provision for income taxes	$(19)	$(485)
Percent of net sales	—%	—%
Provision for income taxes changed by $0.5 million, or 96% for the six months ended June 30, 2025 compared to the same period in 2024. This change was due to a decrease in the taxable income in the United States.

Liquidity and Capital Resources
As of June 30, 2025, our principal sources of liquidity were cash and cash equivalents totaling $23.1 million, our revolving line of credit and our term loan accordion provision.
As of June 30, 2025, most of our cash was held for working capital purposes. We have historically financed our operations and capital expenditures primarily through cash flows generated by operations, the incurrence of debt and through the issuance of equity. We believe that our existing cash, together with cash generated from operations and available borrowing capacity under our credit facilities and lines of credit, will be sufficient to meet our anticipated cash needs for the next 12 months. We believe that cash generated from ongoing operations and continued access to debt markets will be sufficient to satisfy our cash requirements beyond 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. We may seek to borrow funds under our credit facility or raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section of our 2024 Form 10-K captioned “Risk Factors.” We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all. The inability to raise capital if needed would adversely affect our ability to achieve our business objectives.
Senior Secured Credit Facility
In connection with our initial public offering of common stock in September 2021 (the “IPO”), we entered into a senior secured credit facility comprised of a $100.0 million term loan and a $50.0 million revolving line of credit, with an option of up to $50.0 million in an additional term loan through an accordion provision. We used borrowings under this credit facility, together with a portion of the proceeds from the IPO, to repay our previous debt in full. As of June 30, 2025, we owed a combined $84.9 million in term loan and accordion borrowings, as well as $24.3 million borrowed under the revolving line of credit. The term loan requires us to make amortized annual payments of 5.0% during the first and second years, 7.5% during the third and fourth years and 10.0% during the fifth year with the balance of the loan due at maturity. Borrowings under the term loan accrue interest at Term SOFR, as defined in the credit agreement for the senior secured credit facility (the “Credit Agreement”), plus an applicable margin dependent upon our net leverage ratio, as defined in the Credit Agreement. The revolving line of credit, when used, also accrues interest at Term SOFR plus an applicable margin dependent upon our net leverage ratio. The highest interest rates under the Credit Agreement for both the term loan and the revolving line of credit occur at a net leverage ratio of greater than 2.75x, yielding an interest rate of a benchmark rate plus 3.25%. The accordion provision allows us to borrow additional amounts of term loan at terms to be agreed upon at the time of issuance, but on substantially the same basis as the original term loan. As of June 30, 2025, principal payments of our term loan and accordion for the next twelve months are anticipated to total $7.7 million.
Under the senior secured credit facility, we are subject to certain financial covenant ratios and certain annual mandatory prepayment terms based on excess cash flows, as defined in the Credit Agreement, based on our net leverage ratio. If we are unable to comply with certain financial covenant ratios, which include provisions that are not precisely defined and are subject to interpretation, and terms requiring mandatory prepayment based on a percentage of excess cash flows, our long-term liquidity position may be adversely impacted. Furthermore, the variable interest rates associated with our senior secured credit facility could result in interest payments that are higher than anticipated. We were in compliance with all debt covenants as of June 30, 2025, and expect to be in compliance beyond the next 12 months, although our ability to meet these financial ratios and tests can be affected by the interpretation of certain provisions in our Credit Agreement, macro-economic factors and the seasonality of our business.
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
Historical Cash Flows

	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash provided by (used in) operating activities	$10,013	$(4,198)
Net cash used in investing activities	(7,922)	(2,731)
Net cash (used in) provided by financing activities	(3,817)	12,002

Net Cash Provided by (Used in) Operating Activities
Net cash provided by (used in) operating activities consists primarily of net income (loss) adjusted for certain non-cash items, including depreciation, amortization, equity-based compensation, the effect of changes in working capital and other activities.
During the six months ended June 30, 2025, net cash provided by operating activities increased by $14.2 million as compared to the same period in 2024. This was attributable primarily to more sell through of inventory in the current period, as compared to the prior period, as net sales grew by 9%.
Net Cash Used in Investing Activities
Our primary investing activities have consisted of acquisitions to support our overall business growth and investments in our fulfillment centers, our stores and our internally developed software to support our infrastructure. Purchases of property and equipment may vary from period to period due to timing of the expansion of our operations.
During the six months ended June 30, 2025, net cash used in investing activities increased by $5.2 million, as compared to the same period in 2024. This was attributable to additional capital expenditures related to opening new stores compared to the prior year.
Net Cash (Used in) Provided by Financing Activities
Our financing activities have historically consisted of cash proceeds from borrowings, cash used to pay down borrowings, cash received from the sale of our common stock in the IPO and cash used to repurchase shares of our common stock.
During the six months ended June 30, 2025, net cash used in financing activities increased by $15.8 million, as compared to the same period in 2024. This was primarily attributable to additional repayment of amounts owed under our senior secured credit facility and line of credit in 2025, as compared to the prior period.
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
During the three months ended June 30, 2025, we repurchased 12,095 shares of our common stock under the Share Repurchase Program for $0.1 million, at an average price of $9.19 per share. During the six months ended June 30, 2025, we repurchased 28,005 shares of our common stock under the Share Repurchase Program for $0.4 million, at an average price of $13.14 per share.

Critical Accounting Estimates
Goodwill and Impairment of Intangible Assets
As discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Form 10-K, significant judgment and estimates are required in assessing impairment of goodwill and intangible assets, including identifying whether events or changes in circumstances require an impairment assessment, estimating future cash flows and determining appropriate discount rates. Our estimates of fair value are based on assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. In June 2025, due to a continued period of uncertain trade policy and the impact of increased tariffs and duties between countries, we revised our forecasts for each of our reporting units. These revisions and a continued decrease in our stock price were identified as triggering events and a subsequent quantitative test concluded that the fair value of each of our reporting units exceeded their carrying values as of June 30, 2025. As of the testing date, the estimated fair value of the mnml reporting unit exceeded the carrying value by 4.6% and the carrying value of the related goodwill was $30.0 million. Holding all other assumptions used in the fair value measurement of the mnml reporting unit constant, a 60 basis points increase in the selected discount rate would result in impairment.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation is performed to determine whether our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Due to the material weaknesses described below, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2025. Nevertheless, based on the performance of additional procedures by management designed to ensure reliability of financial reporting, the Company’s management has concluded that, notwithstanding the material weaknesses described below, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with GAAP.
Material Weaknesses
We have identified material weaknesses in the design and operation of our internal control over financial reporting in connection with the preparation of our financial statements, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, that had not been remediated as of June 30, 2025. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company’s management, including our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2025:

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
While the material weaknesses have not been remediated as of June 30, 2025, management is devoting substantial resources to the ongoing remediation efforts. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify certain of the remediation measures described above. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In April 2024, we received a cease and desist letter alleging copyright infringement and related claims, and, in 2024, we accrued $2.0 million to general and administrative expenses for current estimated losses in connection with these claims. On July 23, 2025, we entered into a final settlement agreement for this matter, wherein we agreed to pay, or have our insurers pay to the claimant on our behalf, a total of $16.5 million to the claimant in settlement costs. We have recorded $14.5 million in accounts receivable, net, to reflect the amount our insurers agreed to pay on our behalf to the claimant in connection with this settlement, with a corresponding amount in accounts payable.
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
The following table sets forth our share repurchase activity, on a settlement date basis, for the three months ended June 30, 2025:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (millions)[2]
April 1, 2025 - April 30, 2025	12,942	$10.19	7,985	$1.1
May 1, 2025 - May 31, 2025	10,906	7.76	4,110	1.0
June 1, 2025 - June 30, 2025	1,836	11.59	—	1.0
Total	25,684		12,095
1. 13,589 of these shares represent shares of common stock surrendered by certain of our employees to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of restricted shares of common stock issued under the 2021 Omnibus Incentive Plan. With respect to these surrendered shares, the price paid per share is based on the fair value at the time of surrender.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2025, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

a.k.a. Brands Holding Corp.

Date: August 6, 2025	By:	/s/ Kevin Grant
	Name:	Kevin Grant
	Title:	Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)