Form 10-Q
period 2025-09-30
A.K.A. BRANDS HOLDING CORP.
filed 2025-11-05
CIK 1865107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________________________________
FORM 10-Q
__________________________________________________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2025, the registrant had 10,739,676 shares of common stock outstanding.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$23,426	$24,192
Accounts receivable, net	8,210	8,107
Inventory	96,712	95,750
Prepaid income taxes	612	—
Prepaid expenses and other current assets	16,020	16,720
Total current assets	144,980	144,769
Property and equipment, net	36,746	31,262
Operating lease right-of-use assets	88,308	65,382
Intangible assets, net	45,706	52,354
Goodwill	93,055	89,254
Deferred tax assets	49	47
Other assets	2,483	2,136
Total assets	$411,327	$385,204
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$37,994	$30,299
Accrued liabilities	30,602	31,216
Sales returns reserve	7,081	7,587
Deferred revenue	12,857	12,215
Income taxes payable	—	1,039
Operating lease liabilities, current	11,392	8,382
Current portion of long-term debt	7,700	6,300
Total current liabilities	107,626	97,038
Long-term debt	103,602	105,411
Operating lease liabilities	88,070	63,496
Other long-term liabilities	1,924	1,625
Total liabilities	301,222	267,570
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; zero shares issued or outstanding as of each of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 10,705,895 and 10,669,649 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	128	128
Additional paid-in capital	474,942	471,758
Accumulated other comprehensive loss	(54,627)	(60,849)
Accumulated deficit	(310,338)	(293,403)
Total stockholders’ equity	110,105	117,634
Total liabilities and stockholders’ equity	$411,327	$385,204
The accompanying notes are an integral part of these condensed consolidated financial statements.

a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$147,077	$149,903	$436,258	$415,674
Cost of sales	60,094	62,983	183,275	177,111
Gross profit	86,983	86,920	252,983	238,563
Operating expenses:
Selling	43,218	41,887	126,801	117,293
Marketing	18,500	19,278	53,591	52,432
General and administrative	26,693	27,827	79,893	76,367
Total operating expenses	88,411	88,992	260,285	246,092
Loss from operations	(1,428)	(2,072)	(7,302)	(7,529)
Other expense
Interest expense	(2,360)	(2,707)	(7,523)	(7,661)
Other expense	(299)	(750)	(1,218)	(1,048)
Total other expense	(2,659)	(3,457)	(8,741)	(8,709)
Loss before income taxes	(4,087)	(5,529)	(16,043)	(16,238)
(Provision for) benefit from income taxes	(873)	90	(892)	(395)
Net loss	$(4,960)	$(5,439)	$(16,935)	$(16,633)
Net loss per share:
Basic and diluted	$(0.46)	$(0.51)	$(1.58)	$(1.58)
Weighted average shares outstanding:
Basic and diluted	10,744,706	10,595,526	10,716,977	10,538,591
The accompanying notes are an integral part of these condensed consolidated financial statements.

a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(4,960)	$(5,439)	$(16,935)	$(16,633)
Other comprehensive income (loss):
Currency translation	1,025	4,332	6,222	925
Total comprehensive loss	$(3,935)	$(1,107)	$(10,713)	$(15,708)
The accompanying notes are an integral part of these condensed consolidated financial statements.

a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	10,669,649	$128	$471,758	$(60,849)	$(293,403)	$117,634
Equity-based compensation	—	—	2,059	—	—	2,059
Issuance of common stock under employee equity plans, net of shares withheld	39,225	—	(249)	—	—	(249)
Repurchase of shares	(15,910)	—	(257)	—	—	(257)
Cumulative translation adjustment	—	—	—	642	—	642
Net loss	—	—	—	—	(8,350)	(8,350)
Balance as of March 31, 2025	10,692,964	128	473,311	(60,207)	(301,753)	111,479
Equity-based compensation	—	—	1,843	—	—	1,843
Issuance of common stock under employee equity plans, net of shares withheld	71,608	—	(1)	—	—	(1)
Repurchase of shares	(12,095)	—	(111)	—	—	(111)
Cumulative translation adjustment	—	—	—	4,555	—	4,555
Net loss	—	—	—	—	(3,625)	(3,625)
Balance as of June 30, 2025	10,752,477	128	475,042	(55,652)	(305,378)	114,140
Equity-based compensation	—	—	1,895	—	—	1,895
Issuance of common stock under employee equity plans, net of shares withheld	112,619	—	(387)	—	—	(387)
Repurchase of shares	(159,201)	—	(1,608)	—	—	(1,608)
Cumulative translation adjustment	—	—	—	1,025	—	1,025
Net loss	—	—	—	—	(4,960)	(4,960)
Balance as of September 30, 2025	10,705,895	$128	$474,942	$(54,627)	$(310,338)	$110,105

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	10,567,881	$128	$466,172	$(50,269)	$(267,413)	$148,618
Equity-based compensation	—	—	1,956	—	—	1,956
Issuance of common stock under employee equity plans, net of shares withheld	19,458	—	(88)	—	—	(88)
Repurchase of shares	(104,103)	—	(1,063)	—	—	(1,063)
Cumulative translation adjustment	—	—	—	(4,980)	—	(4,980)
Net loss	—	—	—	—	(8,933)	(8,933)
Balance as of March 31, 2024	10,483,236	128	466,977	(55,249)	(276,346)	135,510
Equity-based compensation	—	—	1,895	—	—	1,895
Issuance of common stock under employee equity plans, net of shares withheld	59,279	—	(21)	—	—	(21)
Repurchase of shares	(13,096)	—	(125)	—	—	(125)
Cumulative translation adjustment	—	—	—	1,573	—	1,573
Net loss	—	—	—	—	(2,261)	(2,261)
Balance as of June 30, 2024	10,529,419	128	468,726	(53,676)	(278,607)	136,571
Equity-based compensation	—	—	2,136	—	—	2,136
Issuance of common stock under employee equity plans, net of shares withheld	104,706	—	(585)	—	—	(585)
Repurchase of shares	(2,799)	—	(83)	—	—	(83)
Cumulative translation adjustment	—	—	—	4,332	—	4,332
Net loss	—	—	—	—	(5,439)	(5,439)
Balance as of September 30, 2024	10,631,326	$128	$470,194	$(49,344)	$(284,046)	$136,932
The accompanying notes are an integral part of these condensed consolidated financial statements.

a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(16,935)	$(16,633)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	6,139	4,720
Amortization expense	7,128	8,303
Amortization of debt issuance costs	425	451
Lease incentives	3,309	—
Loss on disposal of businesses	600	673
Non-cash operating lease expense	9,356	6,524
Equity-based compensation	5,797	5,987
Deferred income taxes, net	—	16
Changes in operating assets and liabilities:
Accounts receivable, net	107	(1,803)
Inventory	1,297	(16,725)
Prepaid expenses and other current assets	1,071	(397)
Accounts payable	7,421	2,276
Income taxes payable	(1,656)	(1,625)
Accrued liabilities	(1,036)	7,839
Sales returns reserve	(566)	(1,199)
Deferred revenue	434	1,083
Lease liabilities	(8,143)	(5,828)
Net cash provided by (used in) operating activities	14,748	(6,338)
Cash flows from investing activities:
Purchases of intangible assets	—	(5)
Purchases of property and equipment	(12,340)	(7,689)
Net cash used in investing activities	(12,340)	(7,694)
Cash flows from financing activities:
Proceeds from line of credit, net of issuance costs	29,800	34,500
Repayment of line of credit	(26,300)	(13,000)
Repayment of debt	(4,200)	(3,300)
Taxes paid related to net share settlement of equity awards	(763)	(786)
Proceeds from issuances under equity-based compensation plans	126	93
Repurchase of shares	(1,975)	(1,272)
Net cash (used in) provided by financing activities	(3,312)	16,235
Effect of exchange rate changes on cash, cash equivalents and restricted cash	754	(674)
Net (decrease) increase in cash, cash equivalents and restricted cash	(150)	1,529
Cash, cash equivalents and restricted cash at beginning of period	26,479	24,029
Cash, cash equivalents and restricted cash at end of period	$26,329	$25,558

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$23,426	$23,077
Restricted cash, included in prepaid expenses and other current assets	717	538
Restricted cash, included in other assets	2,186	1,943
Total cash, cash equivalents and restricted cash	$26,329	$25,558
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
The Company generally provides refunds for goods returned within 30 to 45 days from the original purchase date. A returns reserve is recorded by the Company based on historical refund experience with a corresponding reduction of sales and cost of sales. The sales return reserve was $7.1 million and $7.6 million as of September 30, 2025 and December 31, 2024, respectively.
The following table presents a summary of the Company’s sales return reserve:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning balance	$9,759	$7,930	$7,587	$9,610
Returns	(35,498)	(33,474)	(103,360)	(96,044)
Provision	32,820	33,875	102,854	94,765
Ending balance	$7,081	$8,331	$7,081	$8,331
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
Revenue recognized in net sales on breakage of gift cards and online credit for the three months ended September 30, 2025 and 2024 was $0.5 million and $0.4 million, respectively. Revenue recognized in net sales on breakage of gift cards and online credit for the nine months ended September 30, 2025 and 2024 was $1.5 million and $1.8 million, respectively.
The following table presents the disaggregation of the Company’s net sales by geography, based on customer address:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
U.S.	$96,562	$100,180	$293,056	$272,693
Australia & New Zealand	46,198	43,938	127,504	123,103
Rest of world	4,317	5,785	15,698	19,878
Total	$147,077	$149,903	$436,258	$415,674
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
Note 3. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets are comprised of the following:

	September 30, 2025	December 31, 2024
Inventory prepayments	$4,907	$6,693
Other	11,113	10,027
Total prepaid expenses and other current assets	$16,020	$16,720
Note 4. Property and Equipment, Net
Property and equipment, net is comprised of the following:

	September 30, 2025	December 31, 2024
Furniture and fixtures	$7,623	$5,608
Machinery and equipment	3,601	4,686
Computer equipment and capitalized software	6,582	7,444
Leasehold improvements	38,725	31,230
Total property and equipment	56,531	48,968
Less: accumulated depreciation	(19,785)	(17,706)
Total property and equipment, net	$36,746	$31,262
Depreciation expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Selling expenses	$1,922	$1,352	$5,264	$3,866
General and administrative expenses	316	327	875	854
Total depreciation expense	$2,238	$1,679	$6,139	$4,720

Note 5. Goodwill
The carrying value of goodwill, as of September 30, 2025 and December 31, 2024, was $93.1 million and $89.3 million, respectively. No goodwill impairment was required during either of the three and nine months ended September 30, 2025 and 2024. In June 2025, due to a continued period of uncertain trade policy and the impact of increased tariffs and duties between countries, the Company revised its forecasts for each of its reporting units. These revisions and a continued decrease in the Company’s stock price were identified as triggering events and a subsequent quantitative test concluded that the fair value of each of the Company’s reporting units exceeded their carrying values as of June 30, 2025. As of the testing date, the estimated fair value of the mnml reporting unit exceeded the carrying value by 4.6% and the carrying value of the related goodwill was $30.0 million.
The following table summarizes goodwill activity:

Balance as of December 31, 2024	$89,254
Changes in foreign currency translation	3,801
Balance as of September 30, 2025	$93,055

Note 6. Intangible Assets
The gross amounts and accumulated amortization of acquired identifiable intangible assets with finite useful lives as of September 30, 2025 and December 31, 2024, included in intangible assets, net in the accompanying condensed consolidated balance sheets, are as follows:

		September 30, 2025		December 31, 2024
	Useful life	Weighted Average Amortization Period 2025	2025	Weighted Average Amortization Period 2024	2024
Customer relationships	4 years	0.0 years	$2,543	0.3 years	$7,360
Brands	10 years	5.1 years	85,259	6.0 years	83,612
Trademarks	5 years	0.0 years	104	0.3 years	98
Total intangible assets			87,906		91,070
Less: accumulated amortization			(42,200)		(38,716)
Total intangible assets, net			$45,706		$52,354
Amortization of acquired intangible assets with finite useful lives is included in general and administrative expenses and was $2.3 million and $2.8 million for the three months ended September 30, 2025 and 2024, respectively, and was $7.1 million and $8.3 million for the nine months ended September 30, 2025 and 2024, respectively.
Future estimated amortization expense for acquired identifiable intangible assets is as follows:

Amortization Expense
Year ending December 31:
Remainder of 2025	$2,299
2026	9,190
2027	9,190
2028	8,345
2029	7,214
Thereafter	9,468
Total amortization expense	$45,706
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
The senior secured credit facility requires that the Company maintain a maximum total net leverage ratio of 3.50 to 1.00 and maintain a minimum fixed charge coverage ratio of 1.25 to 1.00, each as of the last day of any fiscal quarter. In the event that the Company fails to comply with the financial covenant, the Company will have the option to make certain equity contributions, directly or indirectly, to cure any non-compliance with such covenant, subject to certain other conditions and limitations. The Company is required to make a mandatory prepayment as a percentage of excess cash flows, as defined in the Credit Agreement, in the period based on the Company triggering certain net debt leverage ratios. Specifically, a mandatory prepayment of 50% of excess cash flows is required if the Company’s net leverage ratio exceeds 2.75x, and a mandatory prepayment of 25% of excess cash flows is required if the Company’s net leverage ratio is greater than or equal to 2.25x. As of September 30, 2025, the Company was in compliance with all financial debt covenants.
During the nine months ended September 30, 2025, the Company borrowed $29.8 million under its revolving line of credit, with final payoff due on September 24, 2026, and voluntarily repaid $26.3 million of the amounts outstanding under its revolving line of credit.
As of September 30, 2025, the all-in rate (Term SOFR plus the applicable margin) for the Company’s term loan and borrowings under the revolving line of credit was 7.28%.
Total Debt and Interest
Outstanding debt consisted of the following:

	September 30, 2025	December 31, 2024
Term loan	$84,850	$89,050
Revolving credit facility	26,800	23,300
Capitalized debt issuance costs	(348)	(639)
Total debt	111,302	111,711
Less: current portion	(7,700)	(6,300)
Total long-term debt	$103,602	$105,411
Refer to Note 17, “Subsequent Events,” for consideration of the classification of the debt as of September 30, 2025. Interest expense, which included the amortization of debt issuance costs, totaled $2.4 million and $2.7 million for the three months ended September 30, 2025 and 2024, respectively, and totaled $7.5 million and $7.7 million for the nine months ended September 30, 2025 and 2024, respectively. Additionally, as of September 30, 2025, the Company had $4.8 million of outstanding letters of credit. As of September 30, 2025, the carrying value of the Company’s total debt was $111.3 million, while the fair value of the Company’s total debt, valued using level 2 inputs, was $106.2 million.
As of September 30, 2025, the maturities of principal amounts of our total debt obligations were as follows:

Year ending December 31:
Remainder of 2025	$2,100
2026	109,550
Total	$111,650

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
The Company’s operating lease costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease costs	$5,045	$3,502	$13,776	$8,917
Variable lease costs	565	310	1,577	914
Short-term lease costs	113	104	356	293
Total lease costs	$5,723	$3,916	$15,709	$10,124
The Company does not have any sublease income and the Company’s lease agreements do not contain any residual value guarantees or material restrictive covenants.
Supplemental cash flow information relating to the Company’s operating leases was as follows:

	Nine Months Ended September 30,
	2025	2024
Cash paid for operating lease liabilities	$9,345	$8,095
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	30,124	31,227
Other information relating to the Company’s operating leases was as follows:

	September 30, 2025	December 31, 2024
Weighted-average remaining lease term	6.8 years	6.7 years
Weighted-average discount rate	7.4%	6.9%
As of September 30, 2025, the maturities of operating lease liabilities were as follows:

Remainder of 2025	$4,230
2026	18,600
2027	18,988
2028	18,211
2029	18,237
Thereafter	51,169
Total remaining lease payments	129,435
Less: imputed interest	29,973
Total operating lease liabilities	99,462
Less: current portion	(11,392)
Long-term operating lease liabilities	$88,070

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
The following table summarizes our effective tax rate for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Loss before income taxes	$(4,087)	$(5,529)	$(16,043)	$(16,238)
(Provision for) benefit from income taxes	(873)	90	(892)	(395)
Effective tax rate	(21)%	2%	(6)%	(2)%
For the three and nine months ended September 30, 2025, as compared to the same periods in the prior year, the Company’s effective tax rate changed due to current tax expense as a result of amended tax amounts owed in relation to the acquisition of mnml. The effective tax rate was lower than the U.S. statutory rate of 21.0% for the three and nine months ended September 30, 2025 primarily due to non-deductible permanent differences in the U.S. and a full valuation allowance on the net deferred tax assets in U.S. and Australia.
One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. Some of the provisions of the OBBBA affecting corporations include the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, increasing the limit of the deduction of interest expense to thirty percent of EBITDA, fully deducting domestic research and experimental expenditures, and one hundred percent bonus depreciation on eligible property acquired after January 19, 2025. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. As a result of these provisions, the Company expects to recognize a cash tax benefit in 2025. However, the Company does not anticipate the OBBBA will have a significant/material impact on its current effective tax rate and net deferred federal tax liabilities for the nine months ended September 30, 2025.
Note 10. Accrued Liabilities
Accrued liabilities consisted of the following:

	September 30, 2025	December 31, 2024
Accrued salaries and other benefits	$10,475	$10,504
Accrued freight costs	3,729	4,551
Sales tax payable	3,743	3,132
Accrued marketing costs	4,891	5,800
Accrued professional services	1,967	1,160
Other accrued liabilities	5,797	6,069
Total accrued liabilities	$30,602	$31,216

Note 11. Deferred Revenue
Deferred revenue consisted of the following:

	September 30, 2025	December 31, 2024
Gift cards	$11,756	$11,473
Other	1,101	742
Total deferred revenue	$12,857	$12,215
Note 12. Equity-based Compensation
Incentive Plans
2021 Omnibus Incentive Plan
In September 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Omnibus Incentive Plan (the “2021 Plan”) which became effective in connection with the Company’s initial public offering of common stock (the “IPO”). The 2021 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units and other forms of equity and cash compensation. A total of 408,355 shares of the Company’s common stock, as adjusted for the Reverse Stock Split (refer to Note 13, “Stockholders’ Equity”), were initially reserved for issuance under the 2021 Plan. The number of shares of common stock reserved and available for issuance under the 2021 Plan increases on January 1 of each year by 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the compensation committee of the Company’s board of directors. On May 30, 2023, the Company’s stockholders approved an amendment to the 2021 Plan to increase the number of shares available for issuance under the 2021 Plan by 833,333 shares of the Company’s common stock, as adjusted for the Reverse Stock Split. On May 22, 2024, the Company’s stockholders approved an amendment to the 2021 Plan to increase the number of shares available for issuance under the 2021 Plan by 1,100,000 shares of the Company’s common stock. As of September 30, 2025, there were 2,662,075 shares reserved for issuance of awards under the 2021 Plan.
2021 Employee Stock Purchase Plan
In September 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Employee Stock Purchase Plan (the “ESPP”) which became effective in connection with the IPO. A total of 102,088 shares of the Company’s common stock, as adjusted for the Reverse Stock Split, were initially reserved for issuance under the ESPP. The number of shares reserved and available for issuance under the ESPP automatically increases on January 1 of each year by 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the compensation committee of the Company’s board of directors. As of September 30, 2025, there were 422,475 shares reserved for issuance under the ESPP.
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
In September 2023, an award, including 416,667 performance-based stock options (the “Bryett Award”), was issued to Wesley Bryett, a member of the Company’s board of directors and co-founder of Princess Polly. This award expires after ten years, or upon the termination of Mr. Bryett’s service to the Company, and includes four tranches of stock options that will vest and become exercisable based upon the achievement of various common stock price targets. The weighted average exercise price for the options in the Bryett Award is $109.27. Each tranche of stock options has a different derived service period, the average of which is approximately 5.5 years. As of September 30, 2025, no options issued as part of the Bryett Award had vested, the options held no intrinsic value, and total unrecognized compensation cost related to the Bryett Award was $0.7 million, which is expected to be recognized over 3.5 years.
In connection with the appointment of Ciaran Long as the Chief Executive Officer in January 2025, Mr. Long was granted a performance-based stock option, representing a contingent right to purchase 100,000 shares of common stock at a specified price, upon vesting of the option (the “Long Award”). The Long Award expires after ten years, or upon the termination of Mr. Long’s service to the Company, and includes four tranches that will vest and become exercisable based upon the achievement of various common stock price targets. The weighted average exercise price for the option in the Long Award is $120.00. Each tranche has a different derived service period, the average of which is approximately 4.2 years. As of September 30, 2025, no tranche of the Long Award had vested, the option held no intrinsic value, and total unrecognized compensation cost related to the Long Award was $0.8 million, which is expected to be recognized over 3.4 years.
A summary of the Company's time-based stock option activity under the 2021 Plan for the nine months ended September 30, 2025, is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance as of December 31, 2024	39,820	$81.47	7.06	$—
Granted	—	—
Exercised	—	—
Forfeited/Repurchased	—	—
Balance as of September 30, 2025	39,820	$81.47	6.31	$—
Vested as of September 30, 2025	39,820	$81.47	6.31	$—
As of September 30, 2025, there was no unrecognized compensation cost related to unvested time-based stock options issued under the 2021 Plan.
Restricted Stock Units
The 2021 Plan provides for the issuance of restricted stock units (“RSUs”). Time-based RSUs issued prior to March 31, 2022 vest over four years while all time-based RSUs issued after that date vest over three years.
In May 2024, an award (the “Interim CEO Award”) of 150,000 performance-based RSUs (“PSUs”) was issued to Ciaran Long, Interim Chief Executive Officer and Chief Financial Officer of the Company. The Interim CEO Award expires after five years, or upon the termination of Mr. Long’s service to the Company, and includes ten tranches of PSUs that will vest based upon the achievement of various common stock price targets. If any common stock price target is achieved for one or more tranches of PSUs prior to April 1, 2025, the vesting date for the applicable tranche(s) will be April 1, 2025. At the time of the grant, each PSU had a fair value of $29.50. Each tranche of PSUs has a different derived service period, the average of which is approximately 2.9 years. As of September 30, 2025, the common stock price target for two tranches of PSUs issued as part of the Interim CEO Award had been achieved, and the total unrecognized compensation cost related to the Interim CEO Award was $0.2 million, which is expected to be recognized over a weighted average period of 1.6 years.

A summary of the Company's time-based RSU activity under the 2021 Plan for the nine months ended September 30, 2025, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of December 31, 2024	651,287	$14.93
Granted	424,192	12.73
Vested	(279,372)	16.68
Forfeited/Repurchased	(47,695)	13.99
Balance as of September 30, 2025	748,412	$12.99
As of September 30, 2025, there was $8.1 million of total unrecognized compensation cost related to unvested time-based RSUs issued under the 2021 Plan, which is expected to be recognized over a weighted-average period of 2.1 years.
Incentive Units
The 2018 Plan provided for the issuance of time-based incentive units and performance-based incentive units. Time-based incentive units generally vest over four years. Performance-based incentive units vested upon the satisfaction of the performance condition as described further below.
Time-Based Incentive Partnership Units
The following table summarizes time-based incentive unit activity under the 2018 Plan for the nine months ended September 30, 2025:

	Number of Units	Weighted Average Grant Date Fair Value	Weighted Average Participation Threshold	Aggregate Intrinsic Value
Balance as of December 31, 2024	144,003	$1.40	$22.68	$—
Granted	—	—	—
Vested	(144,003)	1.40	22.68
Forfeited/Repurchased	—	—	—
Balance as of September 30, 2025	—	$—	$—	$—
Vested as of September 30, 2025	9,191,205
As of September 30, 2025, there was no unrecognized compensation cost related to unvested time-based incentive units issued under the 2018 Plan.
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
The following table summarizes the Company’s equity-based compensation expense by award type for all Plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	$164	$183	$577	$541
RSUs	1,699	1,601	4,969	3,971
ESPP purchase rights	32	27	108	67
Time-based incentive units	—	325	143	1,408
Total	$1,895	$2,136	$5,797	$5,987

Note 13. Stockholders’ Equity
Preferred Stock
In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 50,000,000 shares of undesignated preferred stock with a par value of $0.001 per share with rights and preferences, including voting rights, designated from time to time by the Company’s board of directors. There were no shares of preferred stock issued and outstanding as of September 30, 2025.
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
Share Repurchases & Share Forfeitures
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
In July 2025 the Company repurchased 159,201 shares of its common stock from a former employee for cash and other consideration totaling $1.6 million, at an average price of $10.10 per share. This was a one-time transaction authorized by the board of directors that was not conducted pursuant to the Company’s Share Repurchase Program.
During the three months ended September 30, 2025, the Company repurchased 35,692 shares of its common stock for $0.4 million, at an average price of $10.85 per share, all of which were shares surrendered by employees to satisfy tax obligations upon vesting of equity awards, as no repurchases were made under the Share Repurchase Program. During the nine months ended September 30, 2025, inclusive of repurchases under the Share Repurchase Program and shares surrendered by employees to satisfy tax obligations, the Company repurchased 92,712 shares of its common stock for $1.1 million, at an average price of $12.19 per share.

Note 14. Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share and a reconciliation of the weighted average number of shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(4,960)	$(5,439)	$(16,935)	$(16,633)
Denominator:
Weighted-average common shares outstanding, basic and diluted	10,744,706	10,595,526	10,716,977	10,538,591
Net loss per share:
Net loss per share, basic and diluted	$(0.46)	$(0.51)	$(1.58)	$(1.58)
Basic net income (loss) per share is calculated by dividing net income (loss) for the period by the weighted-average number of shares of common stock for the period. Diluted net income (loss) per share has been calculated in a manner consistent with that of basic net income (loss) per share while giving effect to shares issuable upon exercise and/or vesting of potentially dilutive stock option and RSU grants, as well as ESPP purchase rights, outstanding during the period, if applicable. Due to the net loss for all periods shown, no potentially dilutive securities had an impact on diluted loss per share for any period. For the three months ended September 30, 2025 and 2024, 806,443 and 398,603 shares, respectively, were excluded from the calculation of weighted-average diluted common shares outstanding as they had an anti-dilutive effect. For the nine months ended September 30, 2025 and 2024, 545,690 and 412,563 shares, respectively, were excluded from the calculation of weighted-average diluted common shares outstanding as they had an anti-dilutive effect.
Note 15. Commitments and Contingencies
Legal Proceeding
In April 2024, the Company received a cease and desist letter alleging copyright infringement and related claims, and, in 2024, the Company accrued $2.0 million to general and administrative expenses for estimated losses in connection with these claims. On July 23, 2025, the Company entered into a final settlement agreement for this matter, wherein it agreed to pay, or have its insurers pay to the claimant on its behalf, a total of $16.5 million to the claimant in settlement costs. As part of the final settlement agreement, the Company paid $1.1 million and subsequently released the remaining $0.9 million previously accrued for this matter.
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
The following table sets forth gross margin for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$147,077	$149,903	$436,258	$415,674
Cost of sales	60,094	62,983	183,275	177,111
Gross profit	$86,983	$86,920	$252,983	$238,563
Gross margin	59.1%	58.0%	58.0%	57.4%
Note 17. Subsequent Events
The Company has evaluated subsequent events occurring through the date that these financial statements were issued, and determined the following subsequent events occurred that would require disclosure in these financial statements.

Amended and Restated Credit Agreement
On October 14, 2025, the Company entered into an Amended and Restated Syndicated Facility Agreement (the “Amended and Restated Credit Agreement”), which amends and restates in its entirety the Credit Agreement. The Amended and Restated Credit Agreement amends and restates the Credit Agreement to, among other things, (i) establish revolving credit facility commitments in an aggregate principal amount of $35.3 million (ii) establish term loans in an aggregate principal amount of $85.0 million, (iii) adjust the pricing stepdowns related to the interest rate on the Term SOFR Loans, Base Rate Loans and BBSY Loans (each as defined in the Amended and Restated Credit Agreement) after delivery of a compliance certificate for the fiscal year ending December 31, 2025 and (iv) resize baskets within certain negative covenants based on a Consolidated EBITDA (as defined in the Amended and Restated Credit Agreement) of $35.2 million.
The Amended and Restated Credit Agreement extends the maturity date of (i) the revolving credit facility commitments to October 14, 2028 and (ii) the term loans to October 14, 2028. The Company is required to make mandatory amortization payments in respect of the term loans in an amount equal to (a) commencing with the fiscal quarter ending on December 31, 2025 and until the fiscal quarter ending on December 31, 2027, a principal amount of term loans equal to the aggregate outstanding principal amount of term loans made on the date of the execution of the Amended and Restated Credit Agreement, multiplied by 1.875% and (b) commencing with the fiscal quarter ending on March 31, 2028, a principal amount of term loans equal to the aggregate outstanding principal amount of term loans made on the date of the execution of the Amended and Restated Credit Agreement, multiplied by 2.50%.
The obligations under the Amended and Restated Credit Agreement continue to be (a) jointly and severally guaranteed by the guarantors under the senior secured credit facility, including the Company, and any future subsidiaries that execute a joinder to the guaranty and related collateral agreements and (b) secured by a first priority lien on substantially all of the Company’s assets, subject to certain customary exceptions. In addition, the Amended and Restated Credit Agreement contains customary non-financial covenants limiting, among other things, mergers and acquisitions; investments, loans and advances; affiliate transactions; changes to capital structure and the business; additional indebtedness; additional liens; the payment of dividends; and the sale of assets, in each case, subject to certain customary exceptions. The Amended and Restated Credit Agreement contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, defaults under other material debt, events of bankruptcy and insolvency, failure of any guaranty or security document to be in full force and effect, and a change of control of the business. As a result of the amendment, the long-term portion of the Company’s existing debt at September 30, 2025, has remained classified as non-current on the balance sheet and within the notes to the financial statements.
Revolving Line of Credit
On October 14, 2025, as part of the Amended and Restated Credit Agreement, the Company repaid $6.8 million of the amounts outstanding under its revolving line of credit. In October 2025, subsequent to the amendment, the Company borrowed $8.0 million under the revolving line of credit, which is part of the Company’s Amended and Restated Credit Agreement. The initial applicable interest rate for the borrowings is 7.38% and final payoff is due on October 14, 2028.

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
The following table sets forth our key operating metrics for each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, other than dollar figures)	2025	2024	2025	2024
Active customers	4.07	4.05	4.07	4.05
Average order value	$78	$81	$78	$79
Number of orders	1.88	1.84	5.60	5.28
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
Key Financial Metrics
The following table sets forth our key financial metrics prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and non-GAAP financial metrics for each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Gross margin	59%	58%	58%	57%
Net loss	$(4,960)	$(5,439)	$(16,935)	$(16,633)
Net loss margin	(3)%	(4)%	(4)%	(4)%
Adjusted EBITDA	$7,022	$8,208	$17,209	$17,094
Adjusted EBITDA margin	5%	5%	4%	4%
Net cash used in operating activities			$14,748	$(6,338)
Free Cash Flow			$2,408	$(14,027)
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

The following table reflects a reconciliation of Adjusted EBITDA to net loss and Adjusted EBITDA margin to net loss margin, the most directly comparable financial measures prepared in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Net loss	$(4,960)	$(5,439)	$(16,935)	$(16,633)
Add (deduct):
Total other expense	2,659	3,457	8,741	8,709
Provision for (benefit from) income tax	873	(90)	892	395
Depreciation and amortization expense	4,564	4,454	13,267	13,023
Equity-based compensation expense	1,895	2,136	5,797	5,987
Distribution center relocation costs	850	665	1,587	665
Non-routine legal matters	218	2,486	2,417	3,537
Non-routine items[1]	923	539	1,443	1,411
Adjusted EBITDA	$7,022	$8,208	$17,209	$17,094
Net loss margin	(3)%	(4)%	(4)%	(4)%
Adjusted EBITDA margin	5%	5%	4%	4%
1Non-routine items include severance from headcount reductions, one time supply chain sourcing costs and sales tax penalties for the three and nine months ended September 30, 2025. Non-routine items include severance from headcount reductions, sales tax penalties and insured losses, net of recoveries for the three and nine months ended September 30, 2024.
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
The following table presents a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities, the most directly comparable financial measure prepared in accordance with GAAP:

	Nine Months Ended September 30,
(dollars in thousands)	2025	2024
Net cash provided by (used in) operating activities	$14,748	$(6,338)
Less: purchases of property and equipment	(12,340)	(7,689)
Free Cash Flow	$2,408	$(14,027)
Our Free Cash Flow has fluctuated over time primarily as a result of timing of inventory purchases, purchases of property and equipment and fluctuations in earnings.
For the nine months ended September 30, 2025, net cash provided by operating activities increased by $21.1 million compared to net cash used in operating activities for the nine months ended September 30, 2024. This was attributable primarily to more sell through of inventory in the current period, as compared to the prior period, as net sales grew by 5% as well as an increase in lease incentive payments received.
For the nine months ended September 30, 2025, Free Cash Flow increased by $16.4 million compared to Free Cash Flow for the nine months ended September 30, 2024. This was attributable primarily to more sell through of inventory in the current period, as compared to the prior period, as well as an increase in lease incentive payments received, partially offset by additional capital expenditures related to new stores, to support growth in the U.S.

Factors Affecting Our Performance
Macroeconomic Environment
The macroeconomic environment in which we operate impacts consumer behavior and may have a significant impact on our business. While positive conditions in the economy generally promote customer spending on our sites and in our stores, any economic weakness can result in a reduction of customer spending and have a significant negative impact on our results of operations. Specifically, many of our products may be viewed as discretionary items rather than necessities. Consequently, our results of operations tend to be sensitive to changes in the macroeconomic environment that impact consumer discretionary spending. Macroeconomic factors that could cause significant negative impacts on our results of operations include, but are not limited to: inflationary pressures on consumers globally and on our supply chain; elevated interest rates; employment rates; business conditions; changes in the housing market; changes in stock markets; adverse developments affecting the financial services industry; the availability of credit, both for us and for our customers; foreign currency exchange rates; fuel, energy and raw materials costs; supply chain challenges; wars and geopolitical tensions; and the effects of tariffs and other trade policies. For example, in the first half of 2025, the U.S. administration increased, at times, the aggregate tariff and duty levels for imported Chinese goods to greater than 150%. Such aggregate tariff and duty levels have since come down to the range of 50-60%. Tariffs on Chinese goods have an acute effect on our cost of goods sold, as a substantial majority of our products are imported from China. While we are in the process of evaluating and enacting measures to mitigate the effect of the tariffs and duties on our results of operations, including sourcing products from sources located outside of China and proportional increases to the prices of our products, there are countervailing considerations that may prevent us from fully mitigating the effects, such as the cost of goods from sources located outside of China and customer attraction and retention considerations. Further, sourcing products from new suppliers might result in significant expenses, including brokerage fees, the purchase prices for designs owned by our existing suppliers and termination fees for our arrangements with our existing suppliers, and may result in higher costs of goods, all of which could reduce our gross margin and otherwise materially and adversely affect our results of operations. Additionally, the products we purchase from our new suppliers may be of lesser quality as compared to the products we purchase from our current suppliers and shipping times may be longer, each of which may have a material and adverse effect on our operations and, therefore, our results of operations. We may experience inventory shortages while we identify, transition to and onboard new suppliers, which may lead to decreased sales and material and adverse effects on our results of operations. Moreover, we may be subject to risks associated with our expeditious change of suppliers to address the effects of the tariffs and duties, including more limited diligence on new suppliers and that these operational changes may prove to have been unnecessary in the long-term if trade relations between the U.S. and China improve.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net sales	$147,077	$149,903	$436,258	$415,674
Cost of sales	60,094	62,983	183,275	177,111
Gross profit	86,983	86,920	252,983	238,563
Operating expenses:
Selling	43,218	41,887	126,801	117,293
Marketing	18,500	19,278	53,591	52,432
General and administrative	26,693	27,827	79,893	76,367
Total operating expenses	88,411	88,992	260,285	246,092
Loss from operations	(1,428)	(2,072)	(7,302)	(7,529)
Other expense
Interest expense	(2,360)	(2,707)	(7,523)	(7,661)
Other expense	(299)	(750)	(1,218)	(1,048)
Total other expense	(2,659)	(3,457)	(8,741)	(8,709)
Loss before income taxes	(4,087)	(5,529)	(16,043)	(16,238)
(Provision for) benefit from income taxes	(873)	90	(892)	(395)
Net loss	$(4,960)	$(5,439)	$(16,935)	$(16,633)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	100%	100%	100%	100%
Cost of sales	41%	42%	42%	43%
Gross profit	59%	58%	58%	57%
Operating expenses:
Selling	29%	28%	29%	28%
Marketing	13%	13%	12%	13%
General and administrative	18%	19%	18%	18%
Total operating expenses	60%	59%	60%	59%
Loss from operations	(1%)	(1%)	(2%)	(2%)
Other expense
Interest expense	(2%)	(2%)	(2%)	(2%)
Other expense	—%	(1%)	—%	—%
Total other expense	(2%)	(2%)	(2%)	(2%)
Loss before income taxes	(3%)	(4%)	(4%)	(4%)
(Provision for) benefit from income taxes	(1%)	—%	—%	—%
Net loss	(3%)	(4%)	(4%)	(4%)

Comparison of the Three Months Ended September 30, 2025 and 2024
Net Sales

	Three Months Ended September 30,
(in thousands)	2025	2024
Net sales	$147,077	$149,903
Net sales decreased by $2.8 million, or 2%, for the three months ended September 30, 2025 as compared to the same period in 2024. The decrease in net sales was primarily driven by a 4% decrease in the average order value that was partially offset by a 2% increase in the number of orders we processed in the three months ended September 30, 2025 compared to the same period in 2024, which was driven by demand growth in Australia and New Zealand. On a constant currency basis, net sales and average order value for the three months ended September 30, 2025 would have decreased 3% and 5%, respectively, compared to the same period in 2024.
Cost of Sales

	Three Months Ended September 30,
(dollars in thousands)	2025	2024
Cost of sales	$60,094	$62,983
Percent of net sales	41%	42%
Cost of sales decreased by $2.9 million, or 5%, for the three months ended September 30, 2025 compared to the same period in 2024. This decrease was due to the 2% decrease in net sales for the three months ended September 30, 2025, as compared to the same period in 2024, a higher mix of retail stores, targeted price increases and less promotional activity. Partially offsetting these factors was the impact of higher tariffs and duties net of duty drawback. The decrease in cost of sales as a percentage of net sales was primarily due to the impact from a higher mix of retail stores, which have higher margins, and less promotional activity in the current period.
Gross Profit

	Three Months Ended September 30,
(dollars in thousands)	2025	2024
Gross profit	$86,983	$86,920
Gross margin	59%	58%
Gross profit was flat for the three months ended September 30, 2025 compared to the same period in 2024. Gross margin as a percentage of net sales increased primarily due to the impact from a higher mix of retail stores, which have higher margins, and less promotional activity in the current period.
Selling Expenses

	Three Months Ended September 30,
(dollars in thousands)	2025	2024
Selling	$43,218	$41,887
Percent of net sales	29%	28%
Selling expenses increased by $1.3 million, or 3%, for the three months ended September 30, 2025, as compared to the same period in 2024. This increase, as well as the increase in selling expenses as a percentage of net sales, was driven by the opening of additional stores.
Marketing Expenses

	Three Months Ended September 30,
(dollars in thousands)	2025	2024
Marketing	$18,500	$19,278
Percent of net sales	13%	13%
Marketing expenses decreased by $0.8 million, or 4%, for the three months ended September 30, 2025, as compared to the same period in 2024. Marketing expenses as a percentage of net sales was flat for the three months ended September 30, 2025, as compared to the same period in 2024.

General and Administrative Expenses

	Three Months Ended September 30,
(dollars in thousands)	2025	2024
General and administrative	$26,693	$27,827
Percent of net sales	18%	19%
General and administrative expenses decreased by $1.1 million, or 4%, for the three months ended September 30, 2025, as compared to the same period in 2024. This decrease was due to a $2.3 million decrease in non-routine legal expenses, a $0.5 million decrease in insurance expenses and a $0.4 million decrease in non-recurring penalties. Partially offsetting these decreases was a $1.0 million increase in headcount to support omnichannel growth and severance expense, a $0.7 million increase in professional and administrative fees and a $0.3 million increase in information technology fees. The decrease in general and administrative expenses as a percentage of net sales was primarily due to the decrease in non-routine legal expenses.
Other Expense

	Three Months Ended September 30,
(dollars in thousands)	2025	2024
Other expense
Interest expense	$(2,360)	$(2,707)
Other expense	(299)	(750)
Total other expense	$(2,659)	$(3,457)
Percent of net sales	(2)%	(2)%
Total other expense decreased by $0.8 million, or 23%, for the three months ended September 30, 2025 compared to the same period in 2024, primarily due to the impact of foreign currency and lower interest expense from a decrease in our long-term debt balance and interest rates.
(Provision for) benefit from Income Taxes

	Three Months Ended September 30,
(dollars in thousands)	2025	2024
(Provision for) benefit from income taxes	$(873)	$90
Percent of net sales	(1%)	—%
(Provision for) benefit from income taxes changed by $1.0 million for the three months ended September 30, 2025 compared to the same period in 2024. This change was due to current tax expense as a result of amended tax amounts owed in relation to the acquisition of mnml.

Comparison of the Nine Months Ended September 30, 2025 and 2024
Net Sales

	Nine Months Ended September 30,
(dollars in thousands)	2025	2024
Net sales	$436,258	$415,674
Net sales increased by $20.6 million, or 5%, for the nine months ended September 30, 2025 compared to the same period in 2024. The increase in net sales was primarily driven by a 6% increase in the number of orders we processed in 2025 compared to 2024, partially offset by a decrease in our average order value of 1%, from $79 in 2024 to $78 in 2025. On a constant currency basis, net sales and average order value for the nine months ended September 30, 2025 would have increased 5.8% and been flat, respectively, compared to 2024.
Cost of Sales

	Nine Months Ended September 30,
(dollars in thousands)	2025	2024
Cost of sales	$183,275	$177,111
Percent of net sales	42%	43%
Cost of sales increased by $6.2 million, or 3%, for the nine months ended September 30, 2025 compared to the same period in 2024. This increase was primarily driven by the 5% increase in net sales in 2025, as compared to 2024, and the impact of higher tariffs and duties net of duty drawback. Partially offsetting these impacts was a higher mix of retail stores, an improved inventory position, more full-price selling and targeted price increases. The decrease in cost of sales as a percentage of net sales was primarily due to the impact from a higher mix of retail stores, which have higher margins, and more full-price selling.in the current period.
Gross Profit

	Nine Months Ended September 30,
(dollars in thousands)	2025	2024
Gross profit	$252,983	$238,563
Gross margin	58%	57%
Gross profit increased by $14.4 million, or 6%, for the nine months ended September 30, 2025 compared to the same period in 2024. This increase was primarily driven by the 5% increase in net sales in 2025, as compared to 2024, a higher mix of retail stores, an improved inventory position, more full-price selling and targeted price increases, partially offset by the impact of increased tariffs and duties net of duty drawback. Gross margin as a percentage of net sales increased primarily due to the impact from a higher mix of retail stores, which have higher margins, and more full-price selling in the current period.
Selling Expenses

	Nine Months Ended September 30,
(dollars in thousands)	2025	2024
Selling	$126,801	$117,293
Percent of net sales	29%	28%
Selling expenses increased by $9.5 million, or 8%, for the nine months ended September 30, 2025 compared to the same period in 2024. This increase was driven by the opening of additional stores, as well as the 5% increase in net sales for the nine months ended September 30, 2025. The increase in selling expenses as a percentage of net sales was primarily due to the opening of additional stores.

Marketing Expenses

	Nine Months Ended September 30,
(dollars in thousands)	2025	2024
Marketing	$53,591	$52,432
Percent of net sales	12%	13%

Marketing expenses increased by $1.2 million, or 2%, for the nine months ended September 30, 2025 compared to the same period in 2024.
General and Administrative Expenses

	Nine Months Ended September 30,
(dollars in thousands)	2025	2024
General and administrative	$79,893	$76,367
Percent of net sales	18%	18%
General and administrative expenses increased by $3.5 million, or 5%, for the nine months ended September 30, 2025 compared to the same period in 2024. The increase was primarily driven by a $3.5 million increase in headcount to support omnichannel growth and severance expense, a $1.5 million increase in professional services and a $0.9 million increase in travel expenses. Partially offsetting these increases was a $1.2 million decrease in insurance costs and a $1.1 million decrease in non-routine legal expenses. General and administrative expenses as a percentage of net sales was flat for the nine months ended September 30, 2025, as compared to the same period in 2024.
Other Expense

	Nine Months Ended September 30,
(dollars in thousands)	2025	2024
Other expense
Interest expense	$(7,523)	$(7,661)
Other expense	(1,218)	(1,048)
Total other expense	$(8,741)	$(8,709)
Percent of net sales	(2)%	(2)%
Total other expense for the nine months ended September 30, 2025 was flat compared to 2024.
Provision For Income Taxes

	Nine Months Ended September 30,
(dollars in thousands)	2025	2024
Provision for income taxes	$(892)	$(395)
Percent of net sales	—%	—%
Provision for income taxes changed by $0.5 million, or 126% for the nine months ended September 30, 2025 compared to the same period in 2024. This change was due to current tax expense as a result of amended tax amounts owed in relation to the acquisition of mnml.

Liquidity and Capital Resources
As of September 30, 2025, our principal sources of liquidity were cash and cash equivalents totaling $23.4 million, our revolving line of credit and our term loan accordion provision.
As of September 30, 2025, most of our cash was held for working capital purposes. We have historically financed our operations and capital expenditures primarily through cash flows generated by operations, the incurrence of debt and through the issuance of equity. We believe that our existing cash, together with cash generated from operations and available borrowing capacity under our credit facilities and lines of credit, will be sufficient to meet our anticipated cash needs for the next 12 months. We believe that cash generated from ongoing operations and continued access to debt markets will be sufficient to satisfy our cash requirements beyond 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. We may seek to borrow funds under our credit facility or raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section of our 2024 Form 10-K captioned “Risk Factors.” We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all. The inability to raise capital if needed would adversely affect our ability to achieve our business objectives.
Senior Secured Credit Facility
In connection with our initial public offering of common stock in September 2021 (the “IPO”), we entered into a senior secured credit facility comprised of a $100.0 million term loan and a $50.0 million revolving line of credit, with an option of up to $50.0 million in an additional term loan through an accordion provision. We used borrowings under this credit facility, together with a portion of the proceeds from the IPO, to repay our previous debt in full. As of September 30, 2025, we owed a combined $84.9 million in term loan and accordion borrowings, as well as $26.8 million borrowed under the revolving line of credit. The term loan requires us to make amortized annual payments of 5.0% during the first and second years, 7.5% during the third and fourth years and 10.0% during the fifth year with the balance of the loan due at maturity. Borrowings under the term loan accrue interest at Term SOFR, as defined in the credit agreement for the senior secured credit facility (the “Credit Agreement”), plus an applicable margin dependent upon our net leverage ratio, as defined in the Credit Agreement. The revolving line of credit, when used, also accrues interest at Term SOFR plus an applicable margin dependent upon our net leverage ratio. The highest interest rates under the Credit Agreement for both the term loan and the revolving line of credit occur at a net leverage ratio of greater than 2.75x, yielding an interest rate of a benchmark rate plus 3.25%. The accordion provision allows us to borrow additional amounts of term loan at terms to be agreed upon at the time of issuance, but on substantially the same basis as the original term loan. As of September 30, 2025, principal payments of our term loan and accordion for the next twelve months are anticipated to total $7.7 million.
Under the senior secured credit facility, we are subject to certain financial covenant ratios and certain annual mandatory prepayment terms based on excess cash flows, as defined in the Credit Agreement, based on our net leverage ratio. If we are unable to comply with certain financial covenant ratios, which include provisions that are not precisely defined and are subject to interpretation, and terms requiring mandatory prepayment based on a percentage of excess cash flows, our long-term liquidity position may be adversely impacted. Furthermore, the variable interest rates associated with our senior secured credit facility could result in interest payments that are higher than anticipated. We were in compliance with all debt covenants as of September 30, 2025, and expect to be in compliance beyond the next 12 months, although our ability to meet these financial ratios and tests can be affected by the interpretation of certain provisions in our Credit Agreement, macro-economic factors and the seasonality of our business.
On October 14, 2025, we entered into an Amended and Restated Syndicated Facility Agreement (the “Amended and Restated Credit Agreement”), which amends and restates in its entirety the Credit Agreement. The Amended and Restated Credit Agreement amends and restates the Credit Agreement to, among other things, (i) establish revolving credit facility commitments in an aggregate principal amount of $35.3 million (ii) establish term loans in an aggregate principal amount of $85.0 million, (iii) adjust the pricing stepdowns related to the interest rate on the Term SOFR Loans, Base Rate Loans and BBSY Loans (each as defined in the Amended and Restated Credit Agreement) after delivery of a compliance certificate for the fiscal year ending December 31, 2025 and (iv) resize baskets within certain negative covenants based on a Consolidated EBITDA (as defined in the Amended and Restated Credit Agreement) of $35.2 million.

The Amended and Restated Credit Agreement extends the maturity date of (i) the revolving credit facility commitments to October 14, 2028 and (ii) the term loans to October 14, 2028. We are required to make mandatory amortization payments in respect of the term loans in an amount equal to (a) commencing with the fiscal quarter ending on December 31, 2025 and until the fiscal quarter ending on December 31, 2027, a principal amount of term loans equal to the aggregate outstanding principal amount of term loans made on the date of the execution of the Amended and Restated Credit Agreement, multiplied by 1.875% and (b) commencing with the fiscal quarter ending on March 31, 2028, a principal amount of term loans equal to the aggregate outstanding principal amount of term loans made on the date of the execution of the Amended and Restated Credit Agreement, multiplied by 2.50%.
The obligations under the Amended and Restated Credit Agreement continue to be (a) jointly and severally guaranteed by the guarantors under the senior secured credit facility, including the Company, and any future subsidiaries that execute a joinder to the guaranty and related collateral agreements and (b) secured by a first priority lien on substantially all of our assets, subject to certain customary exceptions. In addition, the Amended and Restated Credit Agreement contains customary non-financial covenants limiting, among other things, mergers and acquisitions; investments, loans and advances; affiliate transactions; changes to capital structure and the business; additional indebtedness; additional liens; the payment of dividends; and the sale of assets, in each case, subject to certain customary exceptions. The Amended and Restated Credit Agreement contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, defaults under other material debt, events of bankruptcy and insolvency, failure of any guaranty or security document to be in full force and effect, and a change of control of the business.
Refer to Note 7, “Debt,” and Note 17, “Subsequent Events” in the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding our senior secured credit facility and the Amended and Restated Credit Agreement.
Material Cash Requirements
There have been no significant changes in our material cash requirements from those reported in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2024 Form 10-K.
Historical Cash Flows

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash provided by (used in) operating activities	$14,748	$(6,338)
Net cash used in investing activities	(12,340)	(7,694)
Net cash (used in) provided by financing activities	(3,312)	16,235
Net Cash Provided by (Used in) Operating Activities
Net cash provided by (used in) operating activities consists primarily of net income (loss) adjusted for certain non-cash items, including depreciation, amortization, equity-based compensation, the effect of changes in working capital and other activities.
During the nine months ended September 30, 2025, net cash provided by operating activities increased by $21.1 million as compared to the same period in 2024. This was attributable primarily to more sell through of inventory in the current period, as compared to the prior period, as net sales grew by 5% as well as an increase in lease incentive payments received.
Net Cash Used in Investing Activities
Our primary investing activities have consisted of acquisitions to support our overall business growth and investments in our fulfillment centers, our stores and our internally developed software to support our infrastructure. Purchases of property and equipment may vary from period to period due to timing of the expansion of our operations.
During the nine months ended September 30, 2025, net cash used in investing activities increased by $4.6 million, as compared to the same period in 2024. This was attributable to additional capital expenditures related to opening new stores compared to the prior year.

Net Cash (Used in) Provided by Financing Activities
Our financing activities have historically consisted of cash proceeds from borrowings, cash used to pay down borrowings, cash received from the sale of our common stock in the IPO and cash used to repurchase shares of our common stock.
During the nine months ended September 30, 2025, net cash used in financing activities increased by $19.5 million, as compared to the same period in 2024. This was primarily attributable to additional repayment of amounts owed under our senior secured credit facility and line of credit in 2025, as compared to the prior period.
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
During the three months ended September 30, 2025, no shares were repurchased under the Share Repurchase Program. During the nine months ended September 30, 2025, we repurchased 28,005 shares of our common stock under the Share Repurchase Program for $0.4 million, at an average price of $13.14 per share.
Critical Accounting Estimates
Goodwill and Impairment of Intangible Assets
As discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Form 10-K, significant judgment and estimates are required in assessing impairment of goodwill and intangible assets, including identifying whether events or changes in circumstances require an impairment assessment, estimating future cash flows and determining appropriate discount rates. Our estimates of fair value are based on assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. In June 2025, due to a continued period of uncertain trade policy and the impact of increased tariffs and duties between countries, we revised our forecasts for each of our reporting units. These revisions and a continued decrease in our stock price were identified as triggering events and a subsequent quantitative test concluded that the fair value of each of our reporting units exceeded their carrying values as of June 30, 2025. As of the testing date, the estimated fair value of the mnml reporting unit exceeded the carrying value by 4.6% and the carrying value of the related goodwill was $30.0 million. Holding all other assumptions used in the fair value measurement of the mnml reporting unit constant, a 60 basis points increase in the selected discount rate would result in impairment. No goodwill impairment was required during either of the three or nine months ended September 30, 2025.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation is performed to determine whether our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Due to the material weaknesses described below, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2025. Nevertheless, based on the performance of additional procedures by management designed to ensure reliability of financial reporting, the Company’s management has concluded that, notwithstanding the material weaknesses described below, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with GAAP.
Material Weaknesses
We have identified material weaknesses in the design and operation of our internal control over financial reporting in connection with the preparation of our financial statements, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, that had not been remediated as of September 30, 2025. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company’s management, including our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2025:
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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In April 2024, we received a cease and desist letter alleging copyright infringement and related claims, and, in 2024, we accrued $2.0 million to general and administrative expenses for current estimated losses in connection with these claims. On July 23, 2025, we entered into a final settlement agreement for this matter, wherein we agreed to pay, or have our insurers pay to the claimant on our behalf, a total of $16.5 million to the claimant in settlement costs. As part of the final settlement agreement, the Company paid $1.1 million and subsequently released the remaining $0.9 million previously accrued for this matter.
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
The following table sets forth our share repurchase activity, on a settlement date basis, for the three months ended September 30, 2025:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (millions)[2]
July 1, 2025 - July 31, 2025	187,419	$10.20	—	$1.0
August 1, 2025 - August 31, 2025	6,483	11.33	—	1.0
September 1, 2025 - September 30, 2025	991	10.28	—	1.0
Total	194,893		—
1. 35,692 of these shares represent shares of common stock surrendered by certain of our employees to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of restricted shares of common stock issued under the 2021 Omnibus Incentive Plan. With respect to these surrendered shares, the price paid per share is based on the fair value at the time of surrender. In July 2025, the Company repurchased 159,201 shares of its common stock from a former employee for cash and other consideration totaling $1.6 million, at an average price of $10.10 per share. This was a one-time transaction authorized by the board of directors that was not conducted pursuant to the Share Repurchase Program.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2025, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

a.k.a. Brands Holding Corp.

Date: November 5, 2025	By:	/s/ Kevin Grant
	Name:	Kevin Grant
	Title:	Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)