Form 10-K
period 2025-12-31
A.K.A. BRANDS HOLDING CORP.
filed 2026-03-05
CIK 1865107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________________________________
FORM 10-K
__________________________________________________________________________________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates of a.k.a. Brands on June 30, 2025, was approximately $8,195,700 based on the closing price of the shares on the New York Stock Exchange on such date.
As of March 3, 2026, the registrant had 10,816,625 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for its 2026 Annual Meeting of Stockholders (“Proxy Statement”), to be filed within 120 days of the registrant's fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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
Who We Are
a.k.a. Brands Holding Corp. (“a.k.a.”) maintains a portfolio of global fashion brands, Princess Polly, Culture Kings, Petal & Pup and mnml. Through these brands we reach a broad audience of next-generation consumers who seek fashion inspiration on social media and primarily shop online. Our brands are customer-centric and trend-forward, with a focus on delivering fashion newness, compelling product assortments and a seamless omnichannel shopping experience. We leverage a data-driven ‘test, repeat & clear’ merchandising model that allows us to introduce new and exclusive fashion weekly, so our customers are always on-trend. We leverage innovative data-driven insights to authentically connect and engage with customers across the latest marketing platforms. Further, we are committed to showing up for customers wherever they shop, whether that’s online, in-stores or through wholesale channels. Leveraging our industry expertise and operational synergies, we help accelerate our brands so they can grow faster, reach broader audiences, achieve greater scale and enhance their profitability. We believe we are disrupting the status quo and pioneering a new approach to fashion.
In 2025 as compared to 2024, we:
•Increased net sales to $600.2 million from $574.7 million, representing 4% year-over-year growth
•Increased U.S. net sales to $394.3 million from $368.8 million, representing 7% year-over-year growth
•Expanded gross margin by 30 basis points
•Attracted 4.2 million active customers, an increase of 3% from the prior year
•Received approximately 7.8 million orders, an increase of 6% from the prior year
Our Brands
a.k.a. Brands currently consists of four brands: two women’s brands, Princess Polly and Petal & Pup, and two streetwear brands, Culture Kings and mnml.
Princess Polly
Founded in Australia in 2010, Princess Polly joined a.k.a. Brands in July 2018. Princess Polly is a leading fashion brand loved globally for its trend-driven designs, viral online presence and exclusive influencer collaborations. At the forefront of hybrid retail, Princess Polly connects with customers worldwide through an unmatched online experience, engaging retail stores and coveted wholesale partners. With a focus on making the latest trends accessible and ethically sourced, Princess Polly continues to drive connection with its ever-growing community of loyal next-generation customers. The brand operates predominantly online and targets female customers between the ages of 15 and 25, who value the brand’s high-quality, fresh and exclusive fashion styles at accessible price points. Since joining a.k.a. Brands, Princess Polly has experienced rapid growth and increasing brand awareness in the United States. In connection with its U.S. expansion, Princess Polly opened its first brick-and-mortar store in September 2023 at Century City in Los Angeles. Following positive customer response, Princess Polly expanded its physical retail footprint by opening five stores across the United States in 2024 and seven additional stores in the United States and one store in Australia in 2025. As of December 31, 2025, Princess Polly operated fourteen stores globally and expects to open approximately 8 to 10 additional stores in 2026. A full list of Princess Polly store locations can be found here: https://us.princesspolly.com/pages/store-locator. In addition, during 2025, Princess Polly launched in all Nordstrom department store locations, further expanding its physical presence and customer reach through a strategic wholesale partnership.

Petal & Pup
Petal & Pup, founded in Australia in 2014 and expanded into the U.S. via its acquisition by a.k.a. Brands in 2019, is a rapidly growing global feminine lifestyle brand, targeting women in their 20s and 30s. Petal & Pup’s collections embody a vibrant, confident femininity, inspired by its Australian roots and designed to encourage women to celebrate life's moments. What started as an online brand, Petal & Pup has experienced significant expansion, particularly in the United States, and can now be found in major U.S. retailers including Nordstrom, Amazon, Stitch Fix and more.
Culture Kings
Founded in Australia in 2008, Culture Kings joined a.k.a. Brands in March 2021. Culture Kings is a premier international streetwear retail destination, standing at the intersection of fashion, art, sports and music, and a leader in the worldwide streetwear phenomenon. Culture Kings offers its customers a curated assortment of in-house designed apparel brands, such as Loiter, Carre and Saint Morta, and exclusive products from over 100 leading third-party streetwear brands, including Nike, New Era, Mitchell and Ness and more. Culture Kings operates nine experiential concept stores in major cities in Australia and New Zealand, and opened its first U.S. store in Las Vegas in November 2022. The brand has become internationally recognized for its immersive shopping experiences, both online and in-stores, that offer customers top brands and exclusive products, event-driven store activations, live DJs, Holy Grail arcades, basketball courts and music performances in store. In 2025, Culture Kings deepened its event-driven activation strategy with high-profile partnerships including a WWE collection launch during WrestleMania Weekend, a co-hosted Timberland performance during ComplexCon, and a Loiter x Yu-Gi-Oh capsule collection to drive brand awareness and customer engagement.
mnml
Founded in Los Angeles in 2016, mnml joined a.k.a. Brands in October 2021. mnml is a men’s streetwear brand that designs premier, fashion-forward apparel at accessible prices. As an early mover in the direct-to-consumer streetwear segment, mnml has created powerful brand recognition and is an established destination for modern wardrobe staples, current trends and highly sought-after styles. In addition to its powerful direct-to-consumer channels, mnml is a top-seller at Culture Kings, both online and in stores, and continued testing marketplace and wholesale initiatives in 2025 to expand brand awareness.
Our Competitive Strengths
Great Product
Exclusive High-Quality Fashion
Our women’s merchandise is designed in-house and exclusive to our brands, and the majority of our streetwear styles are either exclusive in-house designed brands or exclusive styles from leading third-party brands. Culture Kings designs and creates fashion apparel styles under approximately 10 owned brands and sells hundreds of headwear and footwear styles of leading third-party brands, including Nike, New Era, Asics, Adidas and more, to complete the streetwear outfit. Our customers’ satisfaction with the fit, quality, affordability and exclusivity of our styles is further reflected in our sales return rates across our brands, which was well below industry average in 2025 at approximately 18.3%.
Data-Driven Merchandising Drives On-Trend Fashion with Strong Gross Margins
Our customers crave newness and excitement and we deliver this by creating and curating on-trend, high-quality and affordable fashion. We utilize real-time data and consumer insights to identify the latest trends, and work with our global sourcing network to quickly bring new, high-quality products to market. Our women’s brands merchandise is all purchased using our agile test, repeat & clear merchandising model, which enables us to quickly react to customer demand and test product appeal without taking large initial inventory positions. We buy small quantities of new styles, release them on social media and our sites weekly, quickly read customer data to analyze the demand and replenish best-selling product in 30-60 days. This model provides greater certainty that our merchandise is always on-trend, quick to market and with minimal inventory risk because we only replenish the styles for which there is demonstrated customer demand. While our women’s brands have fully adopted the test, repeat & clear model, beginning in 2024 we began transforming the Culture Kings owned brands merchandising approach to adopt the model as well. With significant progress in 2025, this led to double digit net sales and gross profit dollar growth in Culture Kings owned brands such as Loiter. Our test, repeat & clear merchandising strategy is possible because the majority of our styles are exclusive styles that cannot be found elsewhere.

Customer Led
Direct-to-Consumer First Brands who Efficiently Acquire Customers Through Authentic Content
Our brands seek to constantly innovate their marketing strategies and reach their customers organically across all channels including social media, paid performance and innovative brand marketing strategies. Our brands engage with customers by releasing a stream of inspiring digital content at high frequency across over 20 different platforms where we know our customers are. We believe our content-rich narrative and authentic brand messaging drives organic traffic to our websites, efficiently generating demand, enhancing connectivity with customers and amplifying our brand communities. Core to our marketing strategy is the use of social media influencers, and we maintain relationships with thousands of influencers globally and utilize them to test and launch new products, gather customer feedback, increase brand awareness and acquire new customers in a cost-effective manner. In 2025, our brands accelerated their TikTok growth strategies, including launching on TikTok Shop and leveraging TikTok Live for content creation. In addition to social media marketing, we also leverage our stores and off-site locations to host both influencer marketing events as well as marketing activations to expand brand awareness. For example, in 2025 Culture Kings held unique and exciting activations and collaborations with WWE, ComplexCon, UFC, McLaren Racing, Summer Smash, TikTok Shop, Timberland and more.
Meet Our Customers Anywhere
Nimble by design, our brands meet our customers with a great experience whether online or in person. Our brands greatly value the direct relationship with customers and the primary channel for all of our brands is direct-to-consumer and online. However, to build a next-generation brand, we believe it’s imperative to show up where our customers are shopping. Princess Polly opened its first store in Los Angeles, California, in September 2023 and, following positive customer response, expanded its physical retail footprint by opening five stores across the United States in 2024 and seven additional stores in the United States and one store in Australia in 2025. As of December 31, 2025, Princess Polly operated fourteen stores globally and expects to open approximately 8 to 10 additional stores in 2026. Culture Kings also operates nine experiential and immersive concept stores in major cities in Australia and New Zealand, and opened its first U.S. store in Las Vegas in November 2022. We believe our next-generation stores serve as a powerful customer acquisition tool, and provide customers a unique and immersive brand experience. We also continue testing wholesale and marketplace initiatives across our brands to build brand awareness and increase brand touchpoints for our customers. In 2025, Petal & Pup and Princess Polly successfully launched in all Nordstrom stores across the U.S., further expanding the brands’ footprint and customer touchpoints. At the end of 2025, across our brands, we had partnerships in place with leading retailers such as: Nordstrom, Amazon, Liverpool, Nuuly, Stitch Fix and more.
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

Attract and Retain Customers
We believe our brands are underpenetrated in the markets in which they operate. We think there is a significant opportunity to grow awareness of our brands through the strength of our innovative and authentic marketing approach and successful test, repeat & clear merchandising model. We intend to efficiently acquire new customers through continued investment in our content creation, brand marketing and social media capabilities. We also intend to refine our test, repeat & clear merchandising approach. We believe that our brands have a significant opportunity to expand product ranges, increase average order value and broaden customer reach. We also intend to deepen customer relationships to improve customer retention and increase wallet share. We aim to achieve this by enhancing our user experience, improving engagement, refining our customer segmentation, increasing personalization and testing third party artificial intelligence functions to improve the customer experience.
Expand our Omnichannel Reach Through Additional Stores and Wholesale Partnerships
Our brands primarily operate direct-to-consumer, and we expect that they will continue to operate in that manner as we continue to grow. Based on the strong success of our omnichannel initiatives in 2025, we plan to accelerate our omnichannel expansion in 2026 to further build brand awareness. In 2026, we anticipate that Princess Polly will open 8-10 stores across the U.S. and Australia. Additionally, based on the success of Princess Polly’s and Petal & Pup’s wholesale and marketplace initiatives, Princess Polly and Petal & Pup successfully launched in all Nordstrom stores across the U.S. in 2025, and we intend to continue growing our successful marketplace and wholesale initiatives with partners such as Dillard’s, Nuuly, Stitch Fix, Nykaa, Von Maur and more in 2026 for Petal & Pup. Culture Kings and mnml will also continue testing wholesale and marketplace opportunities in 2026 to expand their reach and attract new customers to the brand.
Grow Internationally
We intend to leverage the strength of our brands and our ability to connect with customers to expand into new international markets beyond our core U.S. and Australian markets. In 2025, net sales to customers outside of the U.S. and Australia/New Zealand was $20.3 million across 180 countries and territories and represented 3% of total sales.
We will continue to target markets that demonstrate strong social and digital media usage. As part of our long-term strategy, we have identified several markets in which we believe we can successfully introduce one or more of our brands in the future, such as expanding Princess Polly in Canada, Europe and the U.K. In 2026, we plan to open distribution for Princess Polly in the U.K. to better meet the demand and lead times for our U.K. and European customers. Additionally, we plan to enter into key markets through strategic wholesale and marketplace partnerships.
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
Continue to Drive Efficiencies
As we continue to scale, we aim to improve operational performance across our portfolio and enhance profitability. We will also look for ways to reduce our costs by leveraging our collective scale to negotiate improved terms with suppliers and vendors, including for raw materials, freight and shipping. As our brands grow and gain scale, we intend to invest in artificial intelligence, automation and process improvement within our operations to drive lower variable costs and improved profitability.

Our Industry
We primarily operate in the large and growing global apparel, footwear and accessories industry. According to UniformMarket, the operator of industry trade journals and news websites, the global apparel market grew to $1.84 trillion in 2025. Total consumer spending in the apparel industry amounts to $2.4 trillion globally. Total consumer spending in the global apparel market is expected to grow to $2.88 trillion by 2029. Though we ship our products globally, we operate primarily in two geographies: the U.S. and Australia. The U.S. has the largest apparel market of any country, which grew to $365.7 billion in 2025 and is expected to grow at a 2.1% compounded annual growth rate (“CAGR”) from 2025 to 2028. According to Market Research Future, a global market research company, the Australian apparel market was expected to grow to over $24.6 billion in 2025 and grow at over a 3.0% CAGR through 2035. We believe the key factors driving growth within the global apparel, footwear and accessories industry include favorable demographic trends and desire for constant newness.
Apparel, Footwear and Accessories Shopping Has Been Growing Online
Consumers are increasingly turning to online channels to make purchases, driven by the growing Millennial and Gen Z populations and the increasing influence of social and digital media channels. According to Grand View Research, a market research and consulting company, the global online apparel market was valued at approximately $711 billion in 2025, and was expected to grow at an 8.6% CAGR through 2030. According to Statista, a platform specialized in market and consumer data, the U.S. online apparel, footwear and accessories market was valued at approximately $159 billion in 2025 and could surpass $219 billion by 2029.
Digital-Savvy Millennial and Gen Z Consumers Seeking the Next-Generation Shopping Experience
According to data from the U.S. Census Bureau, Millennial and Gen Z consumers, our primary target demographic today, account for 22% and 21% of the U.S. population, respectively, making them a large and growing demographic group with significant economic influence. In addition, in the U.S., content consumption studies found that 90% of Millennials use social media every day, while the use of social media by Gen Z consumers is growing at the fastest rate of any generation, with projected growth of 7.7% in 2024 alone.
Technology Infrastructure
Our brands are built on a modern, flexible and scalable technology infrastructure, which leverages a broad network of best-in-class, third-party technology providers. We then combine that customized presentation layer with the backend engine from Shopify, which is a proven and industry-leading eCommerce solution. By pairing our own in-house technology with cloud software, we have been able to create a differentiated user experience that we can adjust as necessary while also leveraging engineering talent from some of the best software as a service (“SaaS”) companies in the world to scale rapidly and efficiently. Our cloud-based, SaaS native strategy allows us to adopt innovative, dynamic technologies, including emerging artificial intelligence (“AI”) and machine learning capabilities with limited upfront investment. We selectively integrate AI-enabled tools to enhance decision-making, automation, personalization, and operational efficiency, while maintaining appropriate governance, security controls, and human oversight. We continuously evaluate these technologies to ensure responsible use, protection of customer and company data, and alignment with our business objectives and values. We consider this to be a key differentiating factor compared to traditional retail proprietary technology stacks and for which switching to a more agile cloud-based SaaS solution could be too costly and risky.
Our technology infrastructure integrates seamlessly across our organization, connecting in a way that allows constant iteration and improvement. We leverage highly customizable solutions, including AI-assisted capabilities, to deliver improved customer experiences, while limiting the costs and time required of custom bespoke solutions. This approach allows us to easily test new capabilities and AI use cases on a limited and low-cost basis, analyze and learn from the results, and then scale successful initiatives more broadly. We are leveraging our technology infrastructure, including AI-enabled tools, to accelerate our scale and growth and drive efficiencies in areas spanning marketing, merchandising, customer experience, supply chain, operations and administration, while ensuring that critical decisions remain subject to appropriate human review and oversight. We have established an AI Governance Policy and framework that includes periodic risk assessments, defined approval processes for new AI implementations, and ongoing monitoring of AI system outputs for accuracy and potential bias.
Sourcing
We source our products from a network of international suppliers. Our supplier base included 465 suppliers across 18 different countries as of December 31, 2025.

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
•We are diverse—celebrating and expanding the diversity of our customers and teams; and
•We act with integrity and practice responsible fashion—when in doubt, we hold ourselves to the highest standard.
As of December 31, 2025, we had more than 1,650 full- and part-time employees. The majority of our workforce is located in Australia, with the remaining employees located throughout the United States. On a limited basis, we may use temporary personnel to supplement our workforce as business needs arise.
Sustainability and Responsible Fashion
a.k.a. Brands promotes sustainable, responsible and inclusive fashion and does so by focusing on four key areas: ethical sourcing, sustainability, environment and equality & community. Princess Polly was recognized as a business that meets high standards of social and environmental impact by achieving a B Corp certification in 2025. This certification reflects the commitment to creating lasting positive change in the fashion industry while continuing to make on-trend fashion accessible and sustainable.
Ethical Sourcing
We aim to promote a safe and respectful environment for workers who make our products and protect their human rights. For example, in 2025, Princess Polly maintained valid ethical manufacturing audits for 100% of final stage production, or tier-one production, and extended this to also cover 100% of sites with a direct relationship, including packaging, branded hardware and fabric. The Princess Polly Social Responsibility team, with the support of two on-ground ethical sourcing resources in China, achieved 360 site visits in India, Vietnam and China. The suite of tools to support factory managers and the global a.k.a. Brands team has also been improved, extending e-learning to over 120 Princess Polly and Culture Kings team members, and making all tools available in Vietnamese to support production diversification. Princess Polly is the leader on ethical sourcing in our portfolio and amongst their digitally native brand peers, and we will leverage Princess Polly’s best practices and apply them to the rest of our portfolio. We are devoted to making continual progress towards our commitments and being transparent along the way.

Sustainability
We are making on-trend fashion more sustainable and accessible to everyone by transitioning our products to be made with lower environmental impact. Presently, 40% of Princess Polly’s product range is made from certified lower-impact materials, including organic, recycled or forest-friendly alternatives to conventional materials. Princess Polly is aiming to have 100% of its products made with lower-impact materials by 2030.
Environment
We are committed to protecting the planet by addressing climate change, promoting circularity and improving the environmental impact of our packaging, business operations and factories. Our business model limits the planetary burden of overproduction. Our real-time, demand-driven and automated ordering system allows production to track demand as accurately as possible. This high-velocity, low-waste strategy allows us to avoid unnecessary production. In 2023, Princess Polly approved near- and long-term science-based emissions reduction targets with the Science Based Targets initiative (SBTi), in line with a 1.5 degree temperature rise. Princess Polly met its 2025 SBTi renewable energy target, and will continue to source 100% renewable energy annually. Princess Polly also achieved a 2025 CDP score of A- and is making progress towards its 2030 target for 52% Scope 3 emissions intensity reductions, and, by mid-2025, it has achieved an intensity reduction of 23% on its base year.
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
The following table presents quarterly net sales as a percentage of total annual net sales:

	Years Ended December 31,
	2025	2024	2023
First quarter	21%	20%	22%
Second quarter	27%	26%	25%
Third quarter	25%	26%	26%
Fourth quarter	27%	28%	27%
Total	100%	100%	100%
Intellectual Property
We primarily protect our intellectual property through the trademark, copyright and trade secret laws of Australia and the United States. As of December 31, 2025, we owned over 490 trademark registrations and nearly 150 Internet domain names. Although we have not sought copyright registration for our technology or works to date, we rely on common law copyright and trade secret protections in relation to our proprietary technology, products and the content displayed on our websites, including our photography and fabric prints that we design. Our trademarks, including domain names, are material to our business and brand identity.
In addition to the protections provided by our intellectual property rights, we enter into confidentiality agreements with our employees, consultants, contractors and business partners. We further control the use of our technology and intellectual property through provisions in both our client terms of use on our website and in our vendor terms and conditions.

Government Regulation
Our business is subject to a number of domestic and foreign laws and regulations that affect companies conducting business on the Internet and through retail stores, many of which are still evolving and could be interpreted in ways that could harm our business. The following is a summary of the principal areas of government regulation applicable to our operations and is not intended to be an exhaustive description of all laws and regulations to which we are subject.
We are subject to a variety of federal, state, and international laws and regulations governing privacy, data protection, and information security, including a growing number of comprehensive state privacy laws in the United States, the General Data Protection Regulation ("GDPR") in the European Union, and similar data protection laws in Australia, New Zealand, and other jurisdictions in which we operate or do business. We are also subject to federal and state consumer protection laws and regulations, including those enforced by the Federal Trade Commission ("FTC"), addressing unfair and deceptive trade practices, advertising and marketing practices, electronic communications, endorsement and disclosure requirements applicable to our influencer and social media marketing practices, and laws governing the accessibility of our websites and mobile applications, including the Americans with Disabilities Act ("ADA").
Our products are subject to regulation by governmental agencies in the United States, Australia, New Zealand, and other jurisdictions, including the Consumer Product Safety Commission ("CPSC"), relating to materials, labeling, advertising, marketing, manufacture, licensing, flammability testing, safety, shipment, and disposal. We are subject to laws and regulations governing international trade, including trade sanctions and embargo programs administered by the Office of Foreign Assets Control ("OFAC"), import regulations enforced by U.S. Customs and Border Protection ("CBP"), export controls administered by the U.S. Department of Commerce, and applicable customs and tariff laws in the countries in which we operate or to which we ship products. Our products are also subject to import regulations in the United States and other countries, including those enforced by the U.S. Fish and Wildlife Service, concerning the use of wildlife products for commercial and non-commercial trade. Our supply chain is also subject to an evolving set of laws addressing forced labor, human trafficking, and supply chain transparency in the United States, Australia, and other jurisdictions.
We rely on trademark, trade dress, copyright, and other intellectual property protections and are subject to domestic and international laws governing the registration, maintenance, and enforcement of such rights. We are subject to federal, state, local, and foreign laws governing employment and labor practices, including laws relating to wages and hours, workplace safety, anti-discrimination, and employee benefits, which vary across the jurisdictions in which we operate. We are subject to income taxes, sales and use taxes, customs duties, and other tax obligations in the United States and foreign jurisdictions, including multi-state sales tax collection obligations arising from economic nexus standards. We are also subject to various environmental laws and regulations, including emerging legislation in certain jurisdictions addressing textile waste, extended producer responsibility, and sustainability-related disclosure requirements. We do not currently estimate significant capital expenditures for environmental control matters in the current fiscal year or in the near future, but the regulatory environment in this area continues to develop.
For more information about laws and regulations applicable to our business, see “Risk Factors–Risks Relating to Laws and Regulation.”
Corporate Information
We maintain a website located at aka-brands.com. The information on, or accessible through, our website is not incorporated into and does not constitute a part of this Annual Report on Form 10-K or any other report or document we file with or furnish to the SEC.
Available Information
We file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the SEC. You may obtain copies of these documents by accessing the SEC’s website at www.sec.gov. In addition, as soon as reasonably practicable after such materials are furnished to the SEC, we make copies of these documents available to the public free of charge through our website.

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
•We face risks related to our debt covenants if we fail to generate sufficient cash flow to service our debt which could arise from changes in our results of operations or general economic conditions; and
•If we fail to maintain compliance with the New York Stock Exchange’s (“NYSE”) continued listing standards, the NYSE may delist our common stock.

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
We use third-party suppliers and manufacturers based primarily in China. We use only a limited number of suppliers and we may have greater risks than our peers due to the concentration of our suppliers and manufacturers in China. This sourcing concentration increases our dependence on these suppliers and exposes us to the risks of doing business in China, which means that our business, results of operations, financial condition and prospects may be influenced to a significant degree by economic, political, legal and social conditions in China or changes in government relations between China and the United States or other governments, including Australia. There is significant uncertainty about the future relationship between the United States and China with respect to taxation, trade policies, treaties, government regulations, import and export tariffs, customs duties, environmental regulations, intellectual property and other matters. China’s economy differs from the economies of developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. Further, in 2025, President Trump announced a 10% ad valorem duty on goods imported from China and incremental tariff rates on goods imported from China. There can be no assurances that the U.S. or China will not increase tariffs or impose additional tariffs in the future.
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

In addition, we may not obtain or retain the requisite legal permits to continue to operate in China, and costs or operational limitations may be imposed in connection with obtaining and complying with such permits. In addition, Chinese trade regulations are in a state of flux, and we may become subject to other forms of taxation, tariffs and duties in these jurisdictions. Furthermore, the third parties we rely on in China may disclose our confidential information or intellectual property to competitors or third parties, which could result in the illegal distribution and sale of counterfeit versions of our products. In response to elevated tariffs and trade policy uncertainty, we have begun diversifying our supply chain by sourcing products from suppliers located outside of China. However, these diversification efforts may result in additional expenses, higher costs of goods, potential quality decline or shipping delays from new suppliers and inventory shortages during the transition period. If any of these events occur, our business, financial condition and results of operations could be materially and adversely affected.
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
We have many initiatives in our marketing programs, particularly with regard to our websites, mobile applications and our social media presence. If our competitors increase their spending on marketing, if our marketing expenses increase, if our marketing becomes less effective than that of our competitors, or if we do not adequately leverage technology and data analytics capabilities needed to generate concise competitive insight, we could experience a material adverse effect on our results of operations. Among other factors, (1) a failure to sufficiently innovate or maintain effective marketing strategies and (2) U.S. and foreign laws and regulations that make it more difficult or costly to digitally market, such as the GDPR and the California Consumer Privacy Act of 2018 (“CCPA”), may adversely impact our ability to maintain brand relevance and drive increased sales. See “—Risks Relating to Laws and Regulation—Changes in laws or regulations relating to data privacy and security, or any actual or perceived failure by us to comply with such laws and regulations, or contractual or other obligations relating to data privacy and security, could lead to government enforcement actions (which could include civil or criminal penalties), private litigation or adverse publicity and could have a material adverse effect on our reputation, results of operations, financial condition and cash flows.”
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
Our growth plan includes introducing our brands globally, including in countries and regions where we have no or limited operating experience. Expanding into new countries and regions involves significant risk, particularly if we have no experience in marketing, selling and engaging with customers in the market. There is no guarantee that the success of a brand in one geographic market will translate to success in other markets, including within the United States. Consumer preferences, competitive dynamics, marketing effectiveness and operating conditions may vary by region, channel and customer segment, and our success in certain locations or channels may not be indicative of future performance elsewhere. Our efforts to expand into new countries and regions could fail for many reasons, including our failure to accurately or timely identify apparel trends in new markets, different consumer demand dynamics and lack of acceptance of new offerings by existing or new users, our failure to promote the new markets effectively or negative publicity about us or our new markets. In addition, these initiatives may not drive increases in revenue, may require substantial investment and planning and may bring us more directly into competition with companies that are better established, operate more effectively or have greater resources than we do. There is additional complexity associated with local laws, tariffs and shipping logistics in new countries where our brands do not have an established presence. Expanding into new markets will require additional investment of time and resources of our management and personnel. If we are unable to cost-effectively expand into new countries and regions, then our growth prospects and competitive position may be harmed and our business, results of operations, and financial condition may suffer.
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
Our current growth strategy includes plans to expand our digital marketing and grow our eCommerce and retail presence internationally over the next several years. As we seek to expand internationally, we face competition from more established retail competitors. Consumer demand and behavior, as well as cultures and tastes and purchasing trends, may differ, and as a result, sales of our merchandise may not be successful, or the margins on those sales may not be in line with our expectations. Our ability to conduct business internationally may be adversely impacted by geopolitical (such as the Russian invasion of Ukraine, relations between China and Taiwan, or trade wars), economic, and public health events, the manner in which governments respond to such events, as well as the global economy. Any challenges that we encounter as we expand internationally may divert financial, operational and managerial resources from our existing operations, which could adversely impact our financial condition and results of operations.

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
We use third-party social media platforms as, among other things, marketing tools. For example, our brands maintain Instagram, Facebook, YouTube, Snapchat and TikTok accounts. We also maintain relationships with many social media influencers and engage in sponsorship initiatives. As existing eCommerce and social media platforms continue to rapidly evolve and new platforms develop, we must continue to maintain a presence on these platforms and establish presences on new or emerging popular social media platforms. If we are unable to cost-effectively use social media platforms as marketing tools or if the social media platforms we use change their policies or algorithms, we may not be able to fully optimize such platforms, and our ability to maintain and acquire customers and our financial condition may suffer. Furthermore, as laws, regulations, policies governing platforms and public opinion rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees, our network of social media influencers or third parties acting at our direction to abide by applicable laws, regulations and policies in the use of these platforms and devices or otherwise could subject us to regulatory investigations, class action lawsuits, liability, fines or other penalties and have a material adverse effect on our business, financial condition and operating results. Further, if the use of these platforms is banned or otherwise limited in significant jurisdictions in which we operate, it could have a material adverse effect on our ability to market and engage in sponsorship initiatives in such jurisdictions.

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
In addition, brand value is based in part on consumer sentiment about merchandise quality and corporate integrity, including our ability to operate responsibly through our commitment to responsible fashion and sustainability. A perception that introducing a high volume of styles and manufacturing and selling of fast fashion at scale results in lower quality or increased textile waste, or that we are not honoring our commitment to responsible fashion, could harm our reputation. Further, we have in the past, and may in the future, change suppliers for our products. The products we purchase from new suppliers may be of lesser quality as compared to the products we purchase from our then-current suppliers and shipping times may be longer, each of which may have a material and adverse effect on our operations and brand. Our reputation could also be adversely affected by negative consumer perception of our sourcing concentration in particular countries.
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
We now collect, remit and report sales tax in all states where we have economic nexus. However, prior to the U.S. Supreme Court’s decision in South Dakota v. Wayfair, Inc. on June 21, 2018, we did not historically collect state or local sales, use or other similar taxes in jurisdictions in which we did not have a tax nexus, in reliance on court decisions or applicable exemptions that restricted or precluded the imposition of obligations to collect such taxes with respect to online sales of our products. It is possible that one or more jurisdictions may assert that we have liability for previous periods for which we did not collect sales, use or other similar taxes, and if such an assertion or assertions were successful it could result in tax liabilities, including for past sales taxes and penalties and interest, which could adversely affect our business, financial condition and operating results.
Our business is exposed to the risks of foreign currency exchange rate fluctuations.
Our international businesses operate in functional currencies other than the U.S. dollar. A significant percentage of our total revenues (approximately 34% and 36% in 2025 and 2024, respectively) is derived from markets outside the U.S. Changes in currency exchange rates affect the U.S. dollar value of prices at which we purchase products and incur costs outside the U.S. In addition, for most of our brands, the majority of products are sourced from suppliers located in China. Changes in foreign currency exchange rates could have an adverse impact on our financial condition, results of operations and cash flows.
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
For the U.S. market, we primarily rely on third-party operated fulfillment centers in California for all brands. Our fulfillment centers include computer-controlled and automated equipment and rely on a warehouse management system to manage supply chain fulfillment operations, which means their operations are complicated and may be subject to a number of risks related to cybersecurity, the proper operation of software and hardware, electronic or power interruptions or other system failures. In addition, because our U.S. fulfilled products are distributed from one primary fulfillment center, our operations could also be interrupted by labor difficulties or changes in the U.S. political landscape, or by floods, fires or other natural disasters near our fulfillment center. We also may in the future elect to have our fulfillment centers moved to one or more other locations. Initiatives to transition operations to new fulfillment centers may be subject to shipping delays, cost overruns due to the move or supply chain disruptions, which could result in substantial expense to us, disrupt our operations and divert the attention of our management. Additionally, we could face challenges in integrating new facilities, which could result in delays in order fulfillment.
We maintain business interruption insurance, but it may not adequately protect us from the adverse effects that could result from significant disruptions to our distribution system, such as the long-term loss of customers or an erosion of our brand image. Moreover, if we or our third-party logistics provider are unable to adequately staff our fulfillment centers to meet demand or if the cost of such staffing is higher than historical or projected costs due to mandated wage increases, regulatory changes, hazard pay, international expansion or other factors, our results of operations could be harmed. In addition, operating fulfillment centers comes with potential risks, such as workplace safety issues and employment claims for the failure or alleged failure to comply with labor laws or laws respecting union organizing activities. Our distribution capacity is also dependent on the timely performance of services by third parties, including the shipping of our products to and from our distribution facilities. We may need to operate additional fulfillment centers in the future to keep pace with the growth of our business, and we cannot assure you that we will be able to locate suitable facilities on commercially acceptable terms in accordance with our expansion plans, nor can we assure you that we will be able to recruit qualified managerial and operational personnel to support our expansion plans.
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
It is possible that we could have another impairment charge for goodwill or intangible assets in future periods if (i) overall economic conditions in fiscal year 2026 or future years vary from our current assumptions (including changes in discount rates), (ii) business conditions or our strategies for a specific business unit change from our current assumptions, (iii) investors require higher rates of return on equity investments in the marketplace, or (iv) enterprise values of comparable publicly traded companies, or of actual sales transactions of comparable companies, were to decline, resulting in lower comparable multiples of revenues and earnings before interest, taxes, depreciation and amortization and, accordingly, lower implied values of goodwill and intangible assets. Any future impairment charge for goodwill or intangible assets could have a material effect on our consolidated financial position or results of operations.

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
In the U.S., various federal and state regulators, including governmental agencies like the Consumer Financial Protection Bureau and the FTC, have adopted, or are considering adopting, laws and regulations concerning personal information and data security and have prioritized privacy and information security violations for enforcement actions. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the CCPA, which increases privacy rights for California residents and imposes obligations on companies that process their personal information, went into effect on January 1, 2020. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers and provide such consumers new data protection and privacy rights, including the ability to opt-out of certain data sharing arrangements of personal information, and the ability to access and delete personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. We are also subject to international laws, regulations and standards in many jurisdictions, which apply broadly to the collection, use, retention, security, disclosure, transfer and other processing of personal information, such as GDPR.
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
We rely on a number of third-party suppliers and manufacturers to provide our products. Our suppliers may encounter problems for a variety of reasons, including adverse macroeconomic conditions, unanticipated demand from larger customers, equipment malfunction, environmental factors and public health emergencies, any of which could delay or impede their ability to meet our demand.
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
•difficulty locating and qualifying alternative suppliers;
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
Changes in U.S., Australian or international social, political, regulatory or economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories or countries where we currently sell our products or conduct our business, as well as any negative sentiment toward the U.S. or Australia as a result of such changes, could adversely affect our business. The U.S. and Australian governments have from time to time instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S. and Australia, economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S., Australia and other countries where we conduct our business. Specifically, President Trump has announced plans to impose broad-based tariffs on imports from many countries, including China, in which many of our third-party suppliers and manufacturers are based. Further, on February 1, 2025, President Trump announced a 10% ad valorem duty on goods imported from China and on February 27, 2025, President Trump announced his plan to impose an additional incremental 10% tariff on goods imported from China. Subsequently, on February 20, 2026, the U.S. Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). The ultimate availability, timing, and amount of any potential refunds of such tariffs remain highly uncertain and are subject to further legal, regulatory and administrative developments. Following the Supreme Court’s decision, the Trump Administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels and whether further additional tariffs or other retaliatory actions may be imposed, modified or suspended. There can be no assurance regarding how China and its trade partners will respond to these developments. It may be time-consuming and expensive for us to alter our business operations in order to adapt to or comply with any such changes, and retaliatory actions by affected countries could further impact our business. In response to elevated tariffs and trade policy uncertainty, we have begun diversifying our supply chain by sourcing products from suppliers located outside of China; however, these diversification efforts may result in additional expenses, higher costs of goods, potential quality decline, shipping delays or inventory shortages during the transition period. The impact and timing of such changes could have a material adverse effect on our business, financial condition and results of operations.
Our reliance on overseas manufacturing and supply partners, including vendors located in jurisdictions presenting an increased risk of bribery and corruption, exposes us to legal, reputational and supply chain risk through the potential for violations of federal and international anti-corruption law.
We derive a significant portion of our merchandise for our owned brands from third-party manufacturing and supply partners in foreign countries and territories, including countries and territories perceived to carry an increased risk of corrupt business practices. The U.S. Foreign Corrupt Practices Act (“FCPA”) prohibits U.S. corporations and their representatives from offering, promising, authorizing or making payments to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business abroad. Likewise, the SEC, the U.S. Department of Justice, OFAC, the U.S. Department of State, as well as other foreign regulatory authorities continue to enforce economic and trade regulations and anti-corruption laws, across industries. U.S. trade sanctions relate to transactions with designated foreign countries and territories as well as specially targeted individuals and entities that are identified on U.S. and other government blacklists, and those owned by them or those acting on their behalf. Notwithstanding our efforts to conduct our operations in material compliance with these regulations, our international vendors could be determined to be our “representatives” under the FCPA, which could expose us to potential liability for the actions of these vendors under the FCPA. If we or our vendors were determined to have violated OFAC regulations, the FCPA, the U.K. Bribery Act of 2010 or any of the anti-corruption and anti-bribery laws in the countries and territories where we and our vendors do business, we could suffer severe fines and penalties, profit disgorgement, injunctions on future conduct, securities litigation, bans on transacting certain business and other consequences that may have a material adverse effect on our business, financial condition and results of operations. In addition, the costs we may incur in defending against any anti-corruption investigations stemming from our or our vendors’ actions could be significant. Moreover, any actual or alleged corruption in our supply chain could carry significant reputational harms, including negative publicity, loss of goodwill and decline in share price.

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
Our liability insurance may not cover potential claims of this type adequately or at all. Further, we may be unable to successfully resolve these types of conflicts to our satisfaction and may be required to enter into costly license agreements, if available, pay significant royalty, settlement costs or damages or rebrand our products or be prevented from selling some of our products. The terms of such a settlement or judgment may require us to cease some or all of our operations or pay substantial amounts to the other party. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable or unwilling to uphold its contractual obligations. In addition, we may have to seek a license to continue practices found to be in violation of a third-party’s rights. If we are required, or choose to enter into royalty or licensing arrangements, such arrangements may not be available on reasonable terms, or at all, and may significantly increase our operating costs and expenses. Such arrangements may also only be available on a non-exclusive basis, such that third parties, including our competitors, could have access to use the same intellectual property to compete with us. We may also have to redesign our products so they do not infringe, misappropriate or otherwise violate third-party intellectual property rights, which may not be possible or may require substantial monetary expenditures and time, during which our products may not be available for commercialization or use. Such outcomes would increase our operating expenses, and if we cannot redesign our products in a non-infringing manner or obtain a license for any allegedly infringing aspect of our business, we may be forced to limit our product offerings, which could decrease our sales, reduce our operating margins and adversely affect our ability to compete effectively.
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
We may use artificial intelligence (“AI”) and machine learning in our business to, among other things, facilitate personalized customer journeys, predict shopping behaviors, optimize marketing, and streamline inventory planning and operational workflows. Issues relating to our potential use of new and evolving technologies such as AI may cause us to experience brand or reputational harm, competitive harm, legal liability and new or enhanced governmental or regulatory scrutiny, and to incur additional costs to resolve such issues. For example, AI algorithms are based on machine learning and predictive analytics, which can include unexpected biases and lead to discriminatory outcomes. In addition, perceived or actual technical, legal, compliance, privacy, security, ethical or other issues relating to the use of AI could undermine the decisions, predictions or analysis that AI applications produce and create additional risks, such as risks of cybersecurity incidents, all of which could adversely affect our business and operating results. The use of AI involves significant technical complexity and requires specialized expertise. Any disruption or failure in AI-based systems or technology infrastructure could result in delays or errors in our operations, which could harm our business and operating results. Moreover, developing, testing and deploying AI systems may also increase our operating expenses due to the nature of the computing costs involved in such systems. Additionally, the regulatory landscape for AI is rapidly evolving, and new laws or regulations governing the use of AI could require us to modify our practices, increase compliance costs or limit our ability to use AI tools that benefit our operations.

Risks Relating to our Indebtedness
Any indebtedness we may incur in the future could adversely affect our business and growth prospects.
We entered into a credit facility in September 2021, which we amended and restated in 2025. Any indebtedness we may incur under our credit facility, or any other indebtedness we may incur in the future, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.
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
The restrictive covenants in the financing documents governing our credit facility, which include certain provisions that are not precisely defined and are subject to interpretation, require us to maintain specified financial ratios and satisfy other financial condition tests. We were in compliance with all debt covenants as of December 31, 2025, and expect to be in compliance beyond 12 months, although our ability to meet those financial ratios and tests can be affected by the interpretation of certain provisions in the financing documents, macro-economic conditions and the seasonality of our business, which is more concentrated in the third and fourth fiscal quarters.
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
As of March 3, 2026, Summit Partners LP (“Summit”) beneficially owned approximately 56.0% of our common stock which means that, based on its percentage voting power, Summit controls the vote of all matters submitted to a vote of our Board or stockholders, which enables it to control the election of the members of the Board and all other corporate decisions. In addition, our bylaws provide that Summit has the right to designate the Chairman of the Board for so long as it beneficially owns at least 30% of the voting power of the then outstanding shares of our common stock then entitled to vote generally in the election of directors. Even when it ceases to own shares of our common stock representing a majority of the total voting power, for so long as it continues to own a significant portion of our common stock, Summit will still be able to significantly influence the composition of our Board, including the right to designate the Chairman of our Board, and the approval of actions requiring stockholder approval. Accordingly, for such period of time, Summit will have significant influence with respect to our management, business plans, and policies, including the appointment and removal of our officers, decisions on whether to raise future capital and decisions on whether to amend our certificate of incorporation and bylaws, which govern the rights attached to our common stock. In particular, for so long as Summit continues to own a significant percentage of our common stock, Summit will be able to cause or prevent a change of control of us or a change in the composition of our Board, including the selection of the Chairman of our Board, and could preclude any unsolicited acquisition of us. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of us and ultimately might affect the market price of our common stock.
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
As previously disclosed, we have unremediated material weaknesses in the design and operation of our internal control over financial reporting in connection with the preparation of our financial statements, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, that had not been remediated as of December 31, 2025. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our evaluation was based on the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control — Integrated Framework (2013).

The material weaknesses identified by management related to the following:
•We did not design and maintain an effective internal control environment commensurate with the financial reporting requirements of a public company. Specifically, we lacked a sufficient complement of personnel with an appropriate level of knowledge, experience and training in internal control over financial reporting and the reporting requirements of a public company. In addition, we did not formally delegate authority or establish appropriate segregation of duties in our finance and accounting functions, including as it relates to the preparation and approval of journal entries. As a result, changes to existing controls or the implementation of new controls have not been sufficient to respond to changes to the risks of material misstatement to financial reporting. These material weaknesses contributed to the following additional material weakness:
•We did not design and maintain effective controls with respect to certain information technology general controls (“ITGCs”) for information systems relevant to the preparation of our financial statements, specifically, (i) program change management controls to ensure that program and data changes are identified, tested, authorized and implemented appropriately; (ii) user access controls to adequately restrict user and privileged access to appropriate personnel; (iii) computer operations controls to ensure that processing and transfer of data, and data backups and recovery are monitored; and (iv) program development controls to ensure that new software development is tested, authorized and implemented appropriately.
Since the material weaknesses were identified, we have taken, and continue to take, steps to address the underlying causes of the material weaknesses. We made significant progress in identifying, designing and implementing controls in response to the material weaknesses. With the assistance of our third-party consulting partner, we have commenced testing of the design and operating effectiveness of controls across the Company’s key business process and IT controls. We hired additional experienced financial reporting and information technology personnel and put new processes in place to achieve complete, accurate and timely financial reporting. We increased the training of accounting, finance and IT staff related to internal control over financial reporting, including providing additional IT training to support the enhanced control framework. We formalized and performed a SOX risk assessment process that includes the identification and walkthrough of key business processes to ensure controls are designed and implemented in response to identified risks. We made significant progress to (i) identify key systems and processes that require the design and implementation of new controls and enhanced documentation related to existing controls, (ii) design and implement controls for segregation of duties, (iii) assess the design of ITGCs and (iv) implement an enterprise resource planning (“ERP”) system. Our new global ERP system is implemented across a majority of the Company’s operations, with remaining implementation activity expected in 2026. Additionally, we have implemented ITGCs for all in-scope accounting and financial management systems, including obtaining and evaluating and SOC 1 Type II reports for third-party solutions. We completed an initial segregation of duties assessment to identify key conflicts and are in the process of designing and implementing mitigating controls and revised system access levels. We will continue to implement processes and controls to address segregation of duties risks, including enhancing the monitoring of usage of technology within systems, applications and tools. We have developed policies and procedures for the periodic user access review of all users with access to financially relevant systems, and such access reviews will be performed regularly to assess the appropriateness of users and roles in key systems. While the material weaknesses have not been remediated as of December 31, 2025, management is devoting substantial resources to the ongoing remediation efforts and is targeting remediation by the end of the fiscal year ending December 31, 2026. We believe our actions will be effective in remediating the material weaknesses, and we continue to devote significant time and attention to these efforts. In addition, the material weaknesses will not be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Although we are targeting remediation by the end of the fiscal year ending December 31, 2026, we provide no assurances that remediation will be completed on the timeline we anticipate.
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
We could remain an “emerging growth company” until the fiscal year ended December 31, 2026 or until the earliest of (a) the last day of the first fiscal year in which our annual gross revenue exceeds $1.07 billion, (b) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, and (c) the date on which we have issued more than $1 billion in non-convertible debt securities during the preceding three-year period.
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
In addition to Summit’s beneficial ownership of 56.0% of our common stock as of March 3, 2026, our certificate of incorporation and bylaws contain provisions that may make the acquisition of the Company more difficult without the approval of our board of directors. These provisions:
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
Pursuant to our certificate of incorporation, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim against us arising pursuant to any provision of the DGCL, our certificate of incorporation or our bylaws or (4) any other action asserting a claim against us that is governed by the internal affairs doctrine; provided that for the avoidance of doubt, the forum selection provision that identifies the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation, including any “derivative action”, will not apply to suits to enforce a duty or liability created by the Securities Act, the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Our certificate of incorporation also provides that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Cybersecurity represents a critical component of the Company’s overall approach to risk management. The Company’s cybersecurity policies, standards and practices are fully integrated into the Company’s enterprise risk management (“ERM”) approach, and cybersecurity risks are among the core enterprise risks that are subject to oversight by the Company’s Board of Directors (the “Board”). The Company’s cybersecurity policies, standards and practices follow recognized frameworks established by the National Institute of Standards and Technology (“NIST”). The Company generally approaches cybersecurity threats through a cross-functional, multilayered approach, with the specific goals of: (i) identifying, preventing and mitigating cybersecurity threats to the Company; (ii) preserving the confidentiality, security and availability of the information that we collect and store to use in our business; (iii) protecting the Company’s intellectual property; (iv) maintaining the confidence of our customers, clients and business partners; and (v) providing appropriate public disclosure of cybersecurity risks and incidents when required.
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
The Company’s Chief Information Security Officer reports to the Company’s Chief Information Officer who is the member of the Company’s management that is principally responsible for overseeing the Company’s cybersecurity risk management program, in partnership with other business leaders across the Company. The Chief Information Security Officer works in coordination with Company management. The Company’s Chief Information Security Officer has served in various roles in information technology and information security for 27 years, including several Fortune 500 companies as a consultant specializing in risk management and security architecture, VP of Engineering for a payment solutions provider and security principal for an international telecommunications company in the Fortune 100, and has held many of the information security industry’s most advanced certifications including ISC2’s CISM (Chief Information Security Manager) and CISSP (Chief Information Security Professional), as well as an early adopter of the Cloud Security Alliance’s CCSK (Certificate of Cloud Security Knowledge). The Company’s Chief Information Officer has served in various roles in information technology for 23 years.
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

ITEM 2. PROPERTIES
We lease two offices in Los Angeles, California, one office in Costa Mesa, California, three offices in Queensland, Australia, and our corporate headquarters is located at 100 Montgomery Street, Suite 2270, San Francisco, California 94104 (approximately 3,690 square feet). We lease and operate three distribution centers in Australia, but use third parties for distribution in the United States. The three distribution centers have lease terms expiring from September 2027 to June 2034. All of our leased properties have sufficient renewal periods. Culture Kings leases and operates eight physical retail stores in Australia, one in New Zealand and one in the United States. The ten retail stores have lease terms expiring from January 2026 to December 2035. Princess Polly leases and operates thirteen physical retail stores in the United States and one in Australia, with lease terms expiring from January 2023 to January 2038.
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
Stockholders of Record
American Stock Transfer & Trust Company, LLC is the transfer agent and registrar for our common stock. As of March 3, 2026, there were 11 stockholders of record of our common stock. The actual number of stockholders is greater than this number and includes stockholders whose shares are held in street name by brokers and other nominees, and stockholders whose shares may be held in trust by other entities.
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

The following table sets forth our share repurchase activity, on a settlement date basis, for the three months ended December 31, 2025:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total number of shares purchased as part of a publicly announced plan or program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (millions)[2]
October 1, 2025 - October 31, 2025	10,023	$10.07	—	$1.0
November 1, 2025 - November 30, 2025	5,805	12.59	—	1.0
December 1, 2025 - December 31, 2025	238	11.07	—	1.0
Total	16,066		—
1 16,066 of these shares represent shares of common stock surrendered by certain of our employees to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of restricted shares of common stock issued under the 2021 Omnibus Incentive Plan. With respect to these surrendered shares, the price paid per share is based on the fair value at the time of surrender.
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
In 2025 as compared to 2024, we:
•Increased net sales to $600.2 million from $574.7 million, representing 4% year-over-year growth
•Increased U.S. net sales to $394.3 million from $368.8 million, representing 7% year-over-year growth
•Expanded gross margin by 30 basis points
•Attracted 4.2 million active customers, an increase of 3% from the prior year
•Received approximately 7.8 million orders, an increase of 6% from the prior year
Key Operating and Financial Metrics
Operating Metrics
We use the following metrics to assess the progress of our business, make decisions on where to allocate capital, time and technology investments and assess the near-term and longer-term performance of our business.
The following table sets forth our key operating metrics for each period presented:

	Year Ended December 31,
(in millions, other than dollar figures)	2025	2024	2023
Active customers	4.18	4.07	3.72
Average order value	$77	$79	$80
Number of orders	7.77	7.32	6.85

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
Key Financial Metrics
The following table sets forth our key financial metrics prepared in accordance with GAAP and certain non-GAAP financial metrics for each period presented:

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Gross margin	57%	57%	55%
Net loss	$(31,434)	$(25,990)	$(98,886)
Net loss margin	(5%)	(5%)	(18%)
Adjusted EBITDA	$19,721	$23,309	$13,790
Adjusted EBITDA margin	3%	4%	3%
Net cash provided by operating activities	$16,436	$669	$33,426
Free Cash Flow	$(633)	$(10,923)	$27,456
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

The following table reflects a reconciliation of Adjusted EBITDA to net loss and Adjusted EBITDA margin to net loss margin, the most directly comparable financial measures prepared in accordance with GAAP:

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023

Net loss	$(31,434)	$(25,990)	$(98,886)
Add (deduct):
Total other expense, net	11,266	11,340	13,556
Provision for income tax	2,119	4,329	1,921
Depreciation and amortization expense	17,758	17,597	19,141
Equity-based compensation expense	7,049	7,980	7,640
Distribution center relocation costs	4,632	2,101	—
Goodwill impairment	—	—	68,524
Non-routine legal matters	6,647	4,498	396
Non-routine items[1]	1,684	1,454	1,498
Adjusted EBITDA	$19,721	$23,309	$13,790
Net loss margin	(5)%	(5)%	(18)%
Adjusted EBITDA margin	3%	4%	3%
1 Non-routine items include severance from headcount reductions; one time supply chain sourcing costs and sales tax penalties.
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
The following table presents a reconciliation of Free Cash Flow to net cash provided by operating activities, the most directly comparable financial measure prepared in accordance with GAAP:

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Net cash provided by operating activities	$16,436	$669	$33,426
Less: purchases of property and equipment	(17,069)	(11,592)	(5,970)
Free Cash Flow	$(633)	$(10,923)	$27,456
Our Free Cash Flow has fluctuated over time primarily as a result of timing of inventory purchases, purchases of property and equipment and fluctuations in earnings.
For the year ended December 31, 2025, net cash provided by operating activities increased by $15.8 million compared to net cash provided by operating activities for the year ended December 31, 2024. This was attributable primarily to more sell through of inventory in 2025, as compared to 2024, as net sales grew by 4%, as well as an increase in lease incentive payments received.
For the year ended December 31, 2025, Free Cash Flow increased by $10.3 million compared to Free Cash Flow for the year ended December 31, 2024. This was attributable primarily to more sell through of inventory in 2025, as compared to 2024, as well as an increase in lease incentive payments received, partially offset by additional capital expenditures related to new stores, to support growth in the U.S. and Australia.

Factors Affecting Our Performance
Macroeconomic Environment
The macroeconomic environment in which we operate impacts consumer behavior and may have a significant impact on our business. While positive conditions in the economy generally promote customer spending on our sites and in our stores, any economic weakness can result in a reduction of customer spending and have a significant negative impact on our results of operations. Specifically, many of our products may be viewed as discretionary items rather than necessities. Consequently, our results of operations tend to be sensitive to changes in the macroeconomic environment that impact consumer discretionary spending. Macroeconomic factors that could cause significant negative impacts on our results of operations include, but are not limited to: inflationary pressures on consumers globally and on our supply chain; elevated interest rates; employment rates; business conditions; changes in the housing market; changes in stock markets; adverse developments affecting the financial services industry; the availability of credit, both for us and for our customers; foreign currency exchange rates; fuel, energy and raw materials costs; supply chain challenges; wars and geopolitical tensions; and the effects of tariffs and other trade policies. On February 20, 2026, the U.S. Supreme Court struck down certain tariffs imposed under IEEPA. It is unclear at this time what impact this decision will have on our business, including whether we will be able to obtain refunds of amounts previously collected for such tariffs or the level of replacement tariffs the Trump Administration imposes through other means.
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

	Year Ended December 31,
(in thousands)	2025	2024	2023
Net sales	$600,208	$574,697	$546,258
Cost of sales	256,149	247,192	245,978
Gross profit	344,059	327,505	300,280
Operating expenses:
Selling	177,822	161,852	149,307
Marketing	74,125	74,710	68,907
General and administrative	110,161	101,264	96,951
Goodwill impairment	—	—	68,524
Total operating expenses	362,108	337,826	383,689
Loss from operations	(18,049)	(10,321)	(83,409)
Other expense, net:
Interest expense	(9,975)	(10,296)	(11,165)
Other expense	(1,291)	(1,044)	(2,391)
Total other expense, net	(11,266)	(11,340)	(13,556)
Loss before income taxes	(29,315)	(21,661)	(96,965)
Provision for income tax	(2,119)	(4,329)	(1,921)
Net loss	$(31,434)	$(25,990)	$(98,886)

	Year Ended December 31,
	2025	2024	2023
Net sales	100%	100%	100%
Cost of sales	43%	43%	45%
Gross profit	57%	57%	55%
Operating expenses:
Selling	30%	28%	27%
Marketing	12%	13%	13%
General and administrative	18%	18%	18%
Goodwill impairment	—%	—%	13%
Total operating expenses	60%	59%	70%
Loss from operations	(3%)	(2%)	(15%)
Other expense, net:
Interest expense	(2%)	(2%)	(2%)
Other expense	—%	—%	—%
Total other expense, net	(2%)	(2%)	(2%)
Loss before income taxes	(5%)	(4%)	(18%)
Provision for income tax	—%	(1%)	—%
Net loss	(5%)	(5%)	(18%)

Comparison of the Years Ended December 31, 2025 and 2024
Net Sales

	Years Ended December 31,
	2025	2024
Net sales	$600,208	$574,697
Net sales increased by $25.5 million, or 4%, in 2025 compared to 2024. The overall increase in net sales was primarily driven by an 6% increase in the number of orders we processed in 2025 compared to 2024, partially offset by a decrease in our average order value of 3%, from $79 in 2024 to $77 in 2025. On a constant currency basis, net sales and average order value for 2025 would have increased 5% and decreased 1%, respectively, as compared to 2024.
Gross Profit

	Years Ended December 31,
	2025	2024
Gross profit	$344,059	$327,505
Gross margin	57%	57%
Gross profit increased by $16.6 million, or 5%, in 2025 compared to 2024. This increase was primarily driven by the 4% increase in net sales in 2025, as compared to 2024. Gross margin was flat compared to 2024 with improvements from a higher mix of retail stores, an improved inventory position, more full price selling and targeted price increases, offset by the impact of tariffs and duties net of duty drawback.
Selling Expenses

	Years Ended December 31,
	2025	2024
Selling	$177,822	$161,852
Percent of net sales	30%	28%
Selling expenses increased by $16.0 million, or 10%, in 2025 compared to 2024. This increase was driven by the opening of additional stores, as well as the 4% increase in net sales in 2025 compared to 2024. The increase in selling expenses as a percentage of net sales was primarily due to the opening of additional stores.
Marketing Expenses

	Years Ended December 31,
	2025	2024
Marketing	$74,125	$74,710
Percent of net sales	12%	13%

Marketing expenses decreased by $0.6 million, or 1%, in 2025 compared to 2024.
General and Administrative Expenses

	Years Ended December 31,
	2025	2024
General and administrative	$110,161	$101,264
Percent of net sales	18%	18%
General and administrative expenses increased by $8.9 million, or 9%, in 2025 compared to 2024. The increase was primarily driven by a $5.3 million increase in wages and incentive compensation expense, a $2.1 million increase in professional services, a $2.1 million increase in other non-routine legal matters and a $1.0 million increase in travel expenses. Partially offsetting these increases was a $1.2 million decrease in insurance expense and a $0.4 million decrease in nonrecurring penalties. General and administrative expenses as a percentage of net sales for 2025 was flat compared to 2024.

Other Expense, net

	Years Ended December 31,
	2025	2024
Other expense, net:
Interest expense	$(9,975)	$(10,296)
Other expense	(1,291)	(1,044)
Total other expense, net	$(11,266)	$(11,340)
Percent of net sales	(2%)	(2%)
Other expense, net decreased by $0.1 million, or 1%, in 2025 compared to 2024, primarily due to lower interest expense from a reduction in our long-term balance, partially offset by the impact of changes in foreign currency exchange rates.
Provision for Income Tax

	Years Ended December 31,
	2025	2024
Provision for income tax	$(2,119)	$(4,329)
Percent of net sales	—%	(1%)
Effective tax rate	(7%)	(20%)
Provision for income tax decreased by $2.2 million, or 51%, in 2025 compared to 2024. This decrease was primarily due to establishment of a valuation allowance against certain deferred tax assets in the U.S. in 2024.
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
Gross Profit

	Years Ended December 31,
	2024	2023
Gross profit	$327,505	$300,280
Gross margin	57.0%	55.0%
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
Goodwill Impairment

	Years Ended December 31,
	2024	2023
Goodwill impairment	$—	$68,524
Percent of net sales	0%	13%
There was no goodwill impairment in 2024. Goodwill impairment in 2023 was recognized on the goodwill recorded from the acquisitions of the Culture Kings and Petal & Pup reporting units.

Other Expense, net

	Years Ended December 31,
	2024	2023
Other expense, net
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

Liquidity and Capital Resources
As of December 31, 2025, our principal sources of liquidity were cash and cash equivalents totaling $20.3 million, our revolving line of credit and our term loan accordion provision.
As of December 31, 2025, most of our cash was held for working capital purposes. We have historically financed our operations and capital expenditures primarily through cash flows generated by operations, the incurrence of debt and through the issuance of equity. We believe that our existing cash, together with cash generated from operations and available borrowing capacity under our credit facilities and lines of credit, will be sufficient to meet our anticipated cash needs for the next 12 months. We believe that cash generated from ongoing operations and continued access to debt markets will be sufficient to satisfy our cash requirements beyond 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. We may seek to borrow funds under our credit facility or raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section of this Annual Report on Form 10-K captioned “Risk Factors.” We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all. The inability to raise capital if needed would adversely affect our ability to achieve our business objectives.
Amended and Restated Syndicated Facility
On October 14, 2025, we entered into an Amended and Restated Syndicated Facility Agreement (the “Amended and Restated Credit Agreement”), which amends and restates in its entirety the previous credit agreement. The Amended and Restated Credit Agreement amends and restates the Credit Agreement to, among other things, (i) establish revolving credit facility commitments in an aggregate principal amount of $35.3 million (ii) establish term loans in an aggregate principal amount of $85.0 million, (iii) adjust the pricing stepdowns related to the interest rate on the Term SOFR Loans, Base Rate Loans and BBSY Loans (each as defined in the Amended and Restated Credit Agreement) after delivery of a compliance certificate for the fiscal year ending December 31, 2025 and (iv) resize baskets within certain negative covenants based on a Consolidated EBITDA (as defined in the Amended and Restated Credit Agreement) of $35.2 million. As of December 31, 2025, we had $83.4 million in outstanding term loan borrowings, as well as $28.6 million outstanding under the revolving line of credit.
The Amended and Restated Credit Agreement extends the maturity date of the revolving credit facility commitments and the term loans to October 14, 2028. The Company is required to make mandatory amortization payments in respect of the term loans in an amount equal to (a) commencing with the fiscal quarter ending on December 31, 2025 and until the fiscal quarter ending on December 31, 2027, a principal amount of term loans equal to the aggregate outstanding principal amount of term loans made on the date of the execution of the Amended and Restated Credit Agreement, multiplied by 1.875% and (b) commencing with the fiscal quarter ending on March 31, 2028, a principal amount of term loans equal to the aggregate outstanding principal amount of term loans made on the date of the execution of the Amended and Restated Credit Agreement, multiplied by 2.50%. Borrowings under the Amended and Restated Credit Agreement accrue interest at Term SOFR plus an applicable margin dependent upon the Company’s net leverage ratio, as defined in the Amended and Restated Credit Agreement. The highest rate under the agreement occurs at a net leverage ratio of greater than 2.75x, yielding an interest rate of Term SOFR plus 3.75%.
The Amended and Restated Credit Agreement includes certain financial covenants requiring the Company to maintain a maximum total net leverage ratio and a minimum fixed charge coverage ratio, each tested as of the last day of every fiscal quarter. Specifically, the Company must maintain a maximum total net leverage ratio of 3.50 to 1.00 and a minimum fixed charge coverage ratio of 1.35 to 1.00 for 2025 and 2026, 3.25 to 1.00 and 1.50 to 1.00 for 2027, and 3.00 to 1.00 and 1.75 to 1.00 for 2028, respectively. The agreement also includes a capital expenditure covenant limiting growth-related capital expenditures for new store development to $17.5 million for the period from October 14, 2025, through the first anniversary of that date, with annual limits of $20.0 million and $22.5 million in subsequent years. If the Company does not comply with these financial covenants, it may, subject to certain conditions and limitations, make direct or indirect equity contributions to cure such non-compliance. Additionally, the Company is required to make a mandatory prepayment of a portion of excess cash flow (as defined in the Credit Agreement) based on its net leverage ratio. A prepayment of 50% of excess cash flow is required if the net leverage ratio exceeds 2.0x, which is reduced to 25% if the ratio is less than or equal to 2.0x, and to no prepayment if the ratio is less than or equal to 1.0x. We were in compliance with all debt covenants as of December 31, 2025, and expect to be in compliance beyond the next 12 months, although our ability to meet these financial ratios and tests can be affected by the interpretation of certain provisions in our Amended and Restated Credit Agreement, macro-economic factors and the seasonality of our business. As of December 31, 2025, principal payments of our term loan for the next twelve months are anticipated to total $6.4 million.

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
Refer to Note 7, “Debt,” in the notes to our consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding the Amended and Restated Credit Agreement.
Material Cash Requirements
Our material cash requirements include operating lease obligations and inventory purchase commitments.
We have lease arrangements for certain equipment and facilities, primarily office locations, warehouse facilities and retail stores. Most of our property, equipment and software have been purchased with cash. As of December 31, 2025, our future minimum payments under non-cancelable operating leases totaled $129.9 million, with $18.2 million payable within the next 12 months.
While we routinely contract for the purchase of inventory from vendors, we have no material purchase obligations outstanding with any vendors or third parties.
Additionally, we plan to incur capital expenditures of approximately $14.0 to $16.0 million in 2026. This reflects the planned opening of 8-10 new stores, as well as investments in infrastructure and technology.
Historical Cash Flows

	Year Ended December 31,
	2025	2024	2023
Net cash provided by operating activities	$16,436	$669	$33,426
Net cash used in investing activities	(17,069)	(11,594)	(6,031)
Net cash (used in) provided by financing activities	(4,433)	15,506	(52,829)
Net Cash Provided by Operating Activities
Cash provided by operating activities consists primarily of net income (loss) adjusted for certain non-cash items, including depreciation, amortization, equity-based compensation, the effect of changes in working capital and other activities.
In 2025, net cash provided by operating activities increased by $15.8 million. This increase was attributable primarily to more sell through of inventory in 2025, as compared to 2024, as net sales grew by 4%, as well as an increase in lease incentive payments received.
In 2024, net cash provided by operating activities decreased by $32.8 million. This decrease was attributable primarily to more cash used to purchase inventory in 2024, as compared to 2023, to support growth in the U.S., partially offset by the timing of payments.
Net Cash Used in Investing Activities
Our primary investing activities have consisted of acquisitions to support our overall business growth, and investments in fulfillment centers, stores and internally developed software to support our infrastructure. Purchases of property and equipment may vary from period to period due to timing of the expansion of our operations.
In 2025, net cash used in investing activities increased by $5.5 million. This increase was attributable to additional capital expenditures related to new stores.
In 2024, net cash used in investing activities increased by $5.6 million. This increase was attributable to additional capital expenditures related to new stores.

Net Cash (Used in) Provided by Financing Activities
Our financing activities have historically consisted of cash proceeds from borrowings, cash used to pay down borrowings, cash received from the sale of our common stock in the IPO and cash used to repurchase shares of our common stock.
In 2025, net cash used in financing activities increased by $19.9 million as compared to net cash provided by financing activities in 2024. This increase was primarily attributable to the $17.9 million in principal borrowings, net of repayments, on our senior secured credit facility in 2024 and $1.4 million in debt issuance costs, under our Amended and Restated Credit Agreement in 2025.
In 2024, net cash provided by financing activities increased $68.3 million as compared to net cash used in financing activities in 2023. This increase was primarily attributable to the combined $50.7 million in principal payments, net of borrowings, on our senior secured credit facility in 2023 and the $17.9 million in borrowings, net of repayments, under our senior secured credit facility in 2024.
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
During the year ended December 31, 2025, we repurchased 28,005 shares of our common stock under the Share Repurchase Program for $0.4 million, at an average price of $13.14 per share.
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

Revenue is recognized upon shipment when control of the promised goods or services is transferred to our customers, or at point of sale for purchases in our stores, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Our revenue is reported net of sales returns and discounts. We estimate our liability for product returns based on historical return trends and an evaluation of current economic and market conditions, all of which have a degree of uncertainty. We record the expected customer refund liability as a reduction to revenue, and the expected inventory right of recovery as a reduction of cost of goods sold. If actual return costs differ from previous estimates, the amount of the liability and corresponding revenue are adjusted in the period in which such costs occur. We have not made any material changes to our assumptions included in our calculations of expected customer refund activity during the year ended December 31, 2025.
Inventory
Inventories are stated at the lower of cost and net realizable value. Cost is determined using an average cost method. Cost of inventory includes import duties and other taxes and transport and handling costs to deliver the inventory to our distribution centers or stores. We write down inventory where it appears that the carrying cost of the inventory may not be recovered through subsequent sale of the inventory. We analyze the quantity of inventory on hand, the quantity sold in the past year, the anticipated sales volume, the expected sales price and the cost of making the sale when evaluating the value of our inventory. If the sales volume or sales price of specific products declines, additional write-downs may be required. We have not made any material changes to our assumptions included in the calculations of the lower of cost or net realizable value reserves during the year ended December 31, 2025.
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
In August 2023, due to elevated interest rates and unfavorable demand in Australia, we reduced our forecasts and expectations for the Culture Kings and Petal & Pup reporting units. This reduction was identified as a triggering event and a subsequent quantitative test concluded that the carrying value of the Culture Kings and Petal & Pup reporting units exceeded their fair values as of August 31, 2023. As a result, we recorded a non-cash goodwill impairment charge of $68.5 million during the third quarter of 2023. As of December 31, 2023, $11.3 million of goodwill related to Petal & Pup remained on our balance sheet, while the goodwill related to Culture Kings was fully impaired. In June 2025, due to a continued period of uncertain trade policy and the impact of increased tariffs and duties between countries, we revised our forecasts for each of our reporting units. These revisions and a continued decrease in our stock price were identified as triggering events and a subsequent quantitative test concluded that the fair value of each of our reporting units exceeded their carrying values as of June 30, 2025. As of the testing date, the estimated fair value of the mnml reporting unit exceeded the carrying value by 4.6% and the carrying value of the related goodwill was $30.0 million. Holding all other assumptions used in the fair value measurement of the mnml reporting unit constant, a 60 basis points increase in the selected discount rate would result in impairment. No impairment was identified as part of the annual goodwill impairment test conducted in 2025.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are recorded net on the balance sheet. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. This assessment involves uncertainty and judgment. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We have not made any material changes to our assumptions and estimates related to our income tax positions during the year ended December 31, 2025.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
a.k.a. BRANDS HOLDING CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of a.k.a. Brands Holding Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of a.k.a. Brands Holding Corp. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
March 5, 2026
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

a.k.a. BRANDS HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$20,273	$24,192
Accounts receivable, net	10,650	8,107
Inventory	86,177	95,750
Prepaid expenses and other current assets	12,371	16,720
Total current assets	129,471	144,769
Property and equipment, net	39,315	31,262
Operating lease right-of-use assets	88,624	65,382
Intangible assets, net	43,470	52,354
Goodwill	93,695	89,254
Deferred tax assets	8	47
Other assets	2,799	2,136
Total assets	$397,382	$385,204
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$31,248	$30,299
Accrued liabilities	33,532	31,216
Sales returns reserve	7,889	7,587
Deferred revenue	12,707	12,215
Income taxes payable	243	1,039
Operating lease liabilities, current	13,052	8,382
Current portion of long-term debt	6,375	6,300
Total current liabilities	105,046	97,038
Long-term debt	104,695	105,411
Operating lease liabilities	87,668	63,496
Other long-term liabilities	2,202	1,625
Total liabilities	299,611	267,570
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; zero shares issued or outstanding as of December 31, 2025 and 2024, respectively	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 10,770,721 and 10,669,649 shares issued and outstanding as of December 31, 2025 and 2024, respectively	128	128
Additional paid-in capital	476,124	471,758
Accumulated other comprehensive loss	(53,644)	(60,849)
Accumulated deficit	(324,837)	(293,403)
Total stockholders’ equity	97,771	117,634
Total liabilities and stockholders’ equity	$397,382	$385,204

The accompanying notes are an integral part of these consolidated financial statements

a.k.a. BRANDS HOLDING CORP.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024	2023
Net sales	$600,208	$574,697	$546,258
Cost of sales	256,149	247,192	245,978
Gross profit	344,059	327,505	300,280
Operating expenses:
Selling	177,822	161,852	149,307
Marketing	74,125	74,710	68,907
General and administrative	110,161	101,264	96,951
Goodwill impairment	—	—	68,524
Total operating expenses	362,108	337,826	383,689
Loss from operations	(18,049)	(10,321)	(83,409)
Other expense, net:
Interest expense	(9,975)	(10,296)	(11,165)
Other expense	(1,291)	(1,044)	(2,391)
Total other expense, net	(11,266)	(11,340)	(13,556)
Loss before income taxes	(29,315)	(21,661)	(96,965)
Provision for income tax	(2,119)	(4,329)	(1,921)
Net loss	$(31,434)	$(25,990)	$(98,886)

Net loss per share, basic and diluted	$(2.93)	$(2.46)	$(9.24)
Weighted average shares outstanding, basic and diluted	10,725,607	10,567,656	10,707,024
The accompanying notes are an integral part of these consolidated financial statements

a.k.a. BRANDS HOLDING CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net loss	$(31,434)	$(25,990)	$(98,886)
Other comprehensive income (loss):
Currency translation	7,205	(10,580)	(5,084)
Total comprehensive loss	$(24,229)	$(36,570)	$(103,970)
The accompanying notes are an integral part of these consolidated financial statements

a.k.a. BRANDS HOLDING CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share and unit data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Equity
	Shares	Amount
Balance as of December 31, 2022	10,750,586	$129	$460,660	$(45,185)	$(168,527)	$247,077
Equity-based compensation	—	—	7,640	—	—	7,640
Issuance of common stock under employee equity plans, net of shares withheld	137,801	—	(28)	—	—	(28)
Repurchase of shares	(320,506)	(1)	(2,100)	—	—	(2,101)
Cumulative translation adjustment	—	—	—	(5,084)	—	(5,084)
Net loss	—	—	—	—	(98,886)	(98,886)
Balance as of December 31, 2023	10,567,881	128	466,172	(50,269)	(267,413)	148,618
Equity-based compensation	—	—	7,980	—	—	7,980
Issuance of common stock under employee equity plans, net of shares withheld	232,805	—	(879)	—	—	(879)
Repurchase of shares	(131,037)	—	(1,515)	—	—	(1,515)
Cumulative translation adjustment	—	—	—	(10,580)	—	(10,580)
Net loss	—	—	—	—	(25,990)	(25,990)
Balance as of December 31, 2024	10,669,649	128	471,758	(60,849)	(293,403)	117,634
Equity-based compensation	—	—	7,049	—	—	7,049
Issuance of common stock under employee equity plans, net of shares withheld	288,278	—	(707)	—	—	(707)
Repurchase of shares	(187,206)	—	(1,976)	—	—	(1,976)
Cumulative translation adjustment	—	—	—	7,205	—	7,205
Net loss	—	—	—	—	(31,434)	(31,434)
Balance as of December 31, 2025	10,770,721	$128	$476,124	$(53,644)	$(324,837)	$97,771

The accompanying notes are an integral part of these consolidated financial statements

a.k.a. BRANDS HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(31,434)	$(25,990)	$(98,886)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	8,332	6,550	7,605
Amortization expense	9,426	11,047	11,536
Amortization of debt issuance costs	761	597	624
Lease incentives	3,621	—	1,596
Loss on disposal of businesses	600	673	1,533
Non-cash operating lease expense	13,615	8,979	7,766
Equity-based compensation	7,049	7,980	7,640
Deferred income taxes, net	41	1,508	(745)
Goodwill impairment	—	—	68,524
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(2,331)	(3,294)	(1,283)
Inventory	12,070	(10,657)	32,149
Prepaid expenses and other current assets	4,273	1,539	(2,789)
Accounts payable	811	2,442	7,512
Income taxes payable	(802)	778	6,214
Accrued liabilities	1,781	7,138	(13,982)
Sales returns reserve	220	(1,849)	5,566
Deferred revenue	202	856	522
Lease liabilities	(11,799)	(7,628)	(7,676)
Net cash provided by operating activities	16,436	669	33,426
Cash flows from investing activities:
Purchases of intangible assets	—	(2)	(61)
Purchases of property and equipment	(17,069)	(11,592)	(5,970)
Net cash used in investing activities	(17,069)	(11,594)	(6,031)
Cash flows from financing activities:
Payments of debt issuance costs	(1,406)	—	—
Proceeds from line of credit	40,900	49,500	11,500
Repayment of line of credit	(35,600)	(26,200)	(51,500)
Proceeds from issuance of debt, net of issuance costs	13,773	—	—
Repayment of debt	(19,417)	(5,400)	(10,700)
Taxes paid related to net share settlement of equity awards	(944)	(1,103)	(191)
Proceeds from issuances under equity-based compensation plans	237	224	162
Repurchase of shares	(1,976)	(1,515)	(2,100)
Net cash (used in) provided by financing activities	(4,433)	15,506	(52,829)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,101	(2,131)	1,090
Net change in cash, cash equivalents and restricted cash	(3,965)	2,450	(24,344)
Cash, cash equivalents and restricted cash at beginning of year	26,479	24,029	48,373
Cash, cash equivalents and restricted cash at end of year	$22,514	$26,479	$24,029

a.k.a. BRANDS HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$20,273	$24,192	$21,859
Restricted cash, included in prepaid expenses and other current assets	232	577	2,170
Restricted cash, included in other assets	2,009	1,710	—
Total cash, cash equivalents and restricted cash	$22,514	$26,479	$24,029
Supplemental disclosure of cash flow information:
Interest paid	$7,798	$9,770	$10,515
Income tax paid (refund received), net	2,554	2,056	(4,039)
Supplemental disclosure of non-cash activities:
Right-of-use asset additions under operating leases	$30,362	$38,534	$8,447
Property and equipment expenditures included in accounts payable and accrued liabilities	239	773	70
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
As of December 31, 2025 and 2024, the Company had $10.2 million and $13.5 million, respectively, on deposit in banks outside of the United States.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity (at date of purchase) of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of demand deposits and receivables from third-party credit card processors. Cash equivalents are carried at cost, which approximates fair value.
Accounts Receivable
Accounts receivable consists of trade accounts receivable that are reported net of an allowance for doubtful accounts. The Company had $0.1 million in allowance for doubtful accounts at each of December 31, 2025 and 2024.

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
Goodwill and Intangible Assets
Assets acquired and liabilities assumed are measured at fair value as of the acquisition date. Goodwill, which has an indefinite useful life, represents the excess of the purchase price over the fair value of the net assets acquired, including the amount assigned to identifiable intangible assets. The primary drivers that generate goodwill are the value of synergies between the acquired entities and the Company and the acquired assembled workforce, neither of which qualifies as a separately identifiable intangible asset. As of December 31, 2025 and 2024, the Company had goodwill of $93.7 million and $89.3 million, respectively.
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
No goodwill impairment was required for the year ended December 31, 2025. In June 2025, due to a continued period of uncertain trade policy and the impact of increased tariffs and duties between countries, the Company revised its forecasts for each of its reporting units. These revisions and a continued decrease in the Company’s stock price were identified as triggering events and a subsequent quantitative test concluded that the fair value of each of the Company’s reporting units exceeded their carrying values as of June 30, 2025. As of the testing date, the estimated fair value of the mnml reporting unit exceeded the carrying value by 4.6% and the carrying value of the related goodwill was $30.0 million. In 2023, the Company concluded that the carrying value of the Culture Kings and Petal & Pup reporting units exceeded their fair values as of August 31, 2023. As a result, the Company recorded a non-cash goodwill impairment charge of $68.5 million during the third quarter of 2023. Refer to Note 5, “Goodwill,” for further information.
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
No impairment losses related to finite-lived intangible assets or property and equipment were recognized during the years ended December 31, 2025, 2024 and 2023.
Leases
The Company generally leases office space, warehouse facilities and stores under non-cancellable agreements. Upon each agreement’s commencement date, the Company determines if the agreement is part of an arrangement that is or that contains a lease, determines the lease classification and recognizes right-of-use assets and lease liabilities for all leases with the exception of leases with terms of 12 months or less. The Company accounts for lease and non-lease components as a single lease component. Operating lease right-of-use assets are classified as long-term assets in the consolidated balance sheets. Operating lease liabilities are classified as current lease liabilities and long-term lease liabilities based on when lease payments are due. The Company’s lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms as well as payments for common area maintenance and administrative services. As of December 31, 2025 and 2024, the Company did not have material finance lease arrangements.
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
Transactions denominated in a currency other than the functional currency of the entity involved give rise to foreign currency remeasurement gains and losses, which are included in other expense on the consolidated statements of income. Foreign currency transaction losses were $0.7 million, $0.4 million and $0.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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

The Company generally provides refunds for goods returned within 30 to 45 days from the original purchase date. A returns reserve is recorded by the Company based on historical refund experience with a corresponding reduction of sales and cost of sales. The sales return reserve was $7.9 million and $7.6 million as of December 31, 2025 and 2024, respectively.
The following table presents a summary of the Company’s sales return reserve:

	December 31,
	2025	2024
Beginning balance	$7,587	$9,610
Returns	(134,081)	(123,436)
Allowance	134,383	121,413
Ending balance	$7,889	$7,587

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
Revenue recognized in net sales on breakage of gift cards and online credit for the years ended December 31, 2025, 2024 and 2023 was $1.8 million, $2.6 million and $1.6 million, respectively.
The following table presents the disaggregation of the Company’s net sales by geography, based on customer address:

	Year Ended December 31,
	2025	2024	2023
United States	$394,288	$368,799	$315,496
Australia/New Zealand	185,638	180,328	202,777
Rest of world	20,282	25,570	27,985
Total	$600,208	$574,697	$546,258
Cost of Sales
Cost of sales consists of the purchase price of merchandise sold to customers and includes import duties and other taxes, freight-in, defective merchandise returned from customers, inventory write-offs, royalties and other miscellaneous shrinkage.
Selling Expenses
Selling expenses consist of costs incurred in operating and staffing the fulfillment centers and stores, costs attributable to inspecting and warehousing inventory, picking, packaging and preparing customer orders for shipment, customer service, shipping and other transportation costs incurred in delivering merchandise to customers and customers returning merchandise, merchant processing fees and shipping supplies. The amount of shipping and handling costs included in selling expenses, inclusive of outbound shipping and returned freight costs, was $68.5 million, $72.2 million and $69.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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

Recent Accounting Pronouncements
In December 2023, FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which will require incremental income tax disclosures on an annual basis for all public entities. The amendments require that public business entities disclose specific categories in the rate reconciliation and provide additional information for reconciling items meeting a quantitative threshold. The amendments also require disclosure of income taxes paid to be disaggregated by jurisdiction, and disclosure of income tax expense disaggregated by federal, state and foreign. ASU 2023-09 is effective for annual reporting beginning with the fiscal year ending December 31, 2025. Refer to “Note 9 to the Consolidated Financial Statements - Income Taxes” for additional information regarding the Company’s income taxes.
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
Note 3. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets are comprised of the following:

	December 31,
	2025	2024
Inventory prepayments	$2,641	$6,693
Other	9,730	10,027
Total prepaid expenses and other current assets	$12,371	$16,720
Note 4. Property and Equipment, Net
Property and equipment, net is comprised of the following:

	December 31,
	2025	2024
Furniture and fixtures	$9,099	$5,608
Machinery and equipment	3,920	4,686
Computer equipment and capitalized software	7,482	7,444
Leasehold improvements	40,776	31,230
Total property and equipment	61,277	48,968
Less: accumulated depreciation	(21,962)	(17,706)
Total property and equipment, net	$39,315	$31,262
Depreciation expense consisted of the following:

	Year Ended December 31,
	2025	2024	2023
Selling expenses	$7,121	$5,478	$5,264
General and administrative expenses	1,211	1,072	2,341
Total depreciation expense	$8,332	$6,550	$7,605

Note 5. Goodwill
The carrying value of goodwill, as of December 31, 2025 and 2024, was $93.7 million and $89.3 million, respectively. There was no goodwill impairment recorded for the year ended December 31, 2025. In June 2025, due to a continued period of uncertain trade policy and the impact of increased tariffs and duties between countries, the Company revised its forecasts for each of its reporting units. These revisions and a continued decrease in the Company’s stock price were identified as triggering events and a subsequent quantitative test concluded that the fair value of each of the Company’s reporting units exceeded their carrying values as of June 30, 2025. As of the testing date, the estimated fair value of the mnml reporting unit exceeded the carrying value by 4.6% and the carrying value of the related goodwill was $30.0 million.
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
Goodwill Activity
The following table summarizes goodwill activity:

Balance as of December 31, 2023	$94,898
Changes in foreign currency translation	(5,644)
Balance as of December 31, 2024	89,254
Changes in foreign currency translation	4,441
Balance as of December 31, 2025	$93,695
Note 6. Intangible Assets
The gross amounts and accumulated amortization of acquired identifiable intangible assets with finite useful lives as of December 31, 2025 and 2024, included in intangible assets, net in the accompanying consolidated balance sheets, are as follows:

	December 31,
	Useful life	Weighted Average Amortization Period 2025	2025	Weighted Average Amortization Period 2024	2024
Customer relationships	4 years	0.0 years	$2,543	0.3 years	$7,360
Brands	10 years	5.0 years	85,537	6.0 years	83,612
Trademarks	5 years	0.0 years	105	0.3 years	98
Total intangible assets			88,185		91,070
Less: accumulated amortization			(44,715)		(38,716)
Total intangible assets, net			$43,470		$52,354
Amortization of acquired intangible assets with finite useful lives is included in general and administrative expenses and was $9.4 million, $11.0 million and $11.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Future estimated amortization expense for acquired identifiable intangible assets is as follows:

Year ending December 31:
2026	$9,212
2027	9,212
2028	8,358
2029	7,216
2030	6,934
Thereafter	2,538
Total amortization expense	$43,470
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
Amended and Restated Credit Agreement
On October 14, 2025, the Company entered into an Amended and Restated Syndicated Facility Agreement (the “Amended and Restated Credit Agreement”), which amends and restates in its entirety the Senior Secured Credit Facility. The Amended and Restated Credit Agreement amends and restates the Senior Secured Credit Facility to, among other things, (i) establish revolving credit facility commitments in an aggregate principal amount of $35.3 million, (ii) establish term loans in an aggregate principal amount of $85.0 million, (iii) adjust the pricing stepdowns related to the interest rate and (iv) resize baskets within certain negative covenants based on a Consolidated EBITDA (as defined in the Amended and Restated Credit Agreement) of $35.2 million.

The Amended and Restated Credit Agreement extends the maturity date of the revolving credit facility commitments and the term loans to October 14, 2028. The Company is required to make mandatory amortization payments in respect of the term loans in an amount equal to (a) commencing with the fiscal quarter ending on December 31, 2025 and until the fiscal quarter ending on December 31, 2027, a principal amount of term loans equal to the aggregate outstanding principal amount of term loans made on the date of the execution of the Amended and Restated Credit Agreement, multiplied by 1.875% and (b) commencing with the fiscal quarter ending on March 31, 2028, a principal amount of term loans equal to the aggregate outstanding principal amount of term loans made on the date of the execution of the Amended and Restated Credit Agreement, multiplied by 2.50%. Borrowings under the Amended and Restated Credit Agreement accrue interest at Term SOFR plus an applicable margin dependent upon the Company’s net leverage ratio, as defined in the Amended and Restated Credit Agreement. The highest interest rate under the agreement occurs at a net leverage ratio of greater than 2.75x, yielding an interest rate of Term SOFR plus 3.75%.
The Amended and Restated Credit Agreement includes certain financial covenants requiring the Company to maintain a maximum total net leverage ratio and a minimum fixed charge coverage ratio, each tested as of the last day of every fiscal quarter. Specifically, the Company must maintain a maximum total net leverage ratio of 3.50 to 1.00 and a minimum fixed charge coverage ratio of 1.35 to 1.00 for 2025 and 2026, 3.25 to 1.00 and 1.50 to 1.00 for 2027, and 3.00 to 1.00 and 1.75 to 1.00 for 2028, respectively. The agreement also includes a capital expenditure covenant limiting growth-related capital expenditures for new store development to $17.5 million for the period from October 14, 2025, through the first anniversary of that date, with annual limits of $20.0 million and $22.5 million in subsequent years. If the Company does not comply with these financial covenants, it may, subject to certain conditions and limitations, make direct or indirect equity contributions to cure such non-compliance. Additionally, the Company is required to make a mandatory prepayment of a portion of excess cash flow, as defined in the Credit Agreement, based on its net leverage ratio. A prepayment of 50% of excess cash flow is required if the net leverage ratio exceeds 2.0x, which is reduced to 25% if the ratio is less than or equal to 2.0x, and no prepayment is required if the ratio is less than or equal to 1.0x. As of December 31, 2025, the Company was in compliance with all financial debt covenants.
The Company incurred $1.4 million of debt issuance costs in relation to the Amended and Restated Credit Agreement. Of this, $0.5 million related to the revolving credit facility and was capitalized and included in prepaid and other current assets as deferred financing costs to be amortized over the life of the facility, or 3 years. The remaining $0.9 million of debt issuance costs related to the term loan and is presented net of outstanding debt in long term debt on the balance sheet. Debt issuance costs are amortized over the life of the outstanding debt, using the effective interest rate method. In connection with the replacement of certain lenders in the loan syndication as part of the amendment, the Company received gross proceeds of $13.8 million from new lenders and disbursed $13.6 million to exiting lenders.
During 2025, the Company borrowed $40.9 million under its revolving line of credit and voluntarily repaid $35.6 million of the amounts outstanding under its revolving line of credit.
As of December 31, 2025, the all-in rate (Term SOFR plus the applicable margin) for the Company’s term loan and borrowings under the revolving line of credit was 7.35%.
Total Debt and Interest
Outstanding debt consisted of the following:

	December 31,
	2025	2024
Term loan	$83,406	$89,050
Revolving credit facility	28,600	23,300
Capitalized debt issuance costs	(936)	(639)
Total debt	111,070	111,711
Less: current portion	(6,375)	(6,300)
Total long-term debt	$104,695	$105,411
Interest expense, which included the amortization of debt issuance costs, totaled $10.0 million, $10.3 million and $11.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. Additionally, as of December 31, 2025, the Company had $6.6 million of outstanding letters of credit. As of December 31, 2025, the carrying value of the Company’s total debt approximated its fair value.

As of December 31, 2025, the maturities of principal amounts of our total debt obligations were as follows:

2026	$6,375
2027	6,375
2028	99,256
Total	$112,006
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
The Company’s operating lease costs were as follows:

	Year Ended December 31,
	2025	2024	2023
Operating lease costs	$19,069	$12,845	$10,005
Variable lease costs	1,970	1,252	944
Short-term lease costs	430	488	385
Total lease costs	$21,469	$14,585	$11,334
The Company does not have any sublease income and the Company’s lease agreements do not contain any residual value guarantees or material restrictive covenants.
Supplemental cash flow information relating to the Company’s operating leases was as follows:

	Year Ended December 31,
	2025	2024	2023
Cash paid for operating lease liabilities	$14,013	$11,367	$8,421
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	30,362	38,534	8,447
Other information relating to the Company’s operating leases was as follows:

	As of December 31,
	2025	2024
Weighted-average remaining lease term	6.6 years	6.7 years
Weighted-average discount rate	7.4%	6.9%

As of December 31, 2025, the maturities of operating lease liabilities were as follows:

2026	$18,167
2027	19,743
2028	19,249
2029	19,420
2030	16,785
Thereafter	36,515
Total remaining lease payments	129,879
Less: imputed interest	29,159
Total operating lease liabilities	100,720
Less: current portion	(13,052)
Long-term operating lease liabilities	$87,668
As of December 31, 2025, the Company had obligations under several lease agreements with expected commencement dates ranging from the first half of 2026 through early 2027 and terms of between ten and eleven years. The Company expects to classify these leases as operating leases and recognize lease obligations totaling $34.0 million over the terms of the leases.
Note 9. Income Taxes
Loss before income taxes consisted of the following:

	Year Ended December 31,
	2025	2024	2023
United States	$(22,090)	$(5,016)	$(8,904)
Foreign	(7,225)	(16,645)	(88,061)
Loss before income taxes	$(29,315)	$(21,661)	$(96,965)
The components of the provision for income taxes consisted of the following:

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$1,261	$1,588	$1,496
State	702	826	649
Foreign	116	424	465
Total	2,079	2,838	2,610
Deferred:
Federal	—	1,654	(2,305)
State	—	(115)	467
Foreign	40	(48)	1,149
Total	40	1,491	(689)
Provision for income taxes	$2,119	$4,329	$1,921

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before taxes for years prior to the adoption of ASU 2023-09 is as follows:

	Year Ended December 31,
	2024	2023
Benefit from income taxes at U.S. statutory rate	$(4,549)	$(20,363)
State income taxes, net of federal income tax benefit	558	512
Permanent differences	618	555
Foreign tax rate differential	(1,532)	(8,220)
Equity-based compensation	240	1,082
Goodwill impairment	—	21,444
Change in valuation allowance	9,186	6,987
Other	(192)	(76)
Provision for (benefit from) income taxes	$4,329	$1,921
The foreign tax rate differential relates to differences between the income tax rates in effect in the foreign countries in which the Company operates, in particular Australia where the corporate tax rate is 30%.
A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows:

	Year Ended December 31,
	2025
	Amount	Percent
Benefit from income taxes at U.S. federal statutory rate	$(6,256)	21%
State and local income tax, net of federal income tax effect[1]	419	(1)%
Foreign tax effects:
Australia
Rate differential	(707)	2%
Changes in Valuation Allowance	4,032	(14)%
Nontaxable or nondeductible items	(1,564)	5%
Other foreign jurisdiction	12	—%
Effect of cross border tax laws
Subpart F income inclusion	1,125	(4)%
Changes in valuation allowance	4,344	(15)%
Nontaxable or nondeductible items	542	(2)%
Changes in unrecognized tax benefits	172	(1)%
Provision for income taxes	$2,119	(7)%
1 The states and local jurisdictions that contribute to the majority (greater than 50%) of the effect in this category include California and New York.

The components of net deferred tax assets were as follows:

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Transaction costs	$4	$341
Accruals and reserves	4,894	6,175
Lease liabilities	26,207	18,742
Inventory	2,593	3,462
Foreign exchange gains / losses	2,635	653
Interest limitation	5,557	2,811
Loss carryforwards	14,994	9,949
Other	1,294	679
Subtotal	58,178	42,812
Less: Valuation allowance	(29,135)	(18,777)
Total deferred tax assets	29,043	24,035
Deferred tax liabilities:
Property and equipment	(4,282)	(754)
Intangible assets	(41)	(5,069)
Right-of-use assets	(24,475)	(18,066)
Other	(128)	—
Asset retirement obligations	(109)	(99)
Total deferred tax liabilities	(29,035)	(23,988)
Net deferred tax assets	$8	$47
The amount of income taxes paid (net of refunds received) were as follows:

Year Ended December 31,
2025
Federal	$1,125
State and local
California	315
New York State	279
New York City	152
Texas	150
Other	139
New Zealand	394
Total income taxes paid (net of refunds received)	$2,554
The Company had gross deferred tax assets of $58.2 million and $42.8 million and gross deferred tax liabilities of $29.0 million and $24.0 million at December 31, 2025 and 2024, respectively. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. When weighing all available evidence associated with the realizability of its deferred tax assets, in particular, uncertainties related to the future generation of taxable income, the Company determined that it was not “more likely than not” that it would be able to realize the tax benefits associated with certain of its net deferred tax assets. Based on this evaluation, a full valuation allowance of $29.1 million has been recorded on the net deferred tax assets in the Company’s United States and Australian businesses. For the year ended December 31, 2025, the valuation allowance increased by $10.4 million, primarily due to increased net operating losses.

As of December 31, 2025, the Company had a $23.6 million Australian net operating loss carryforward and a $15.4 million Australian capital loss carryforward, as well as a U.S. capital loss carryforward of $1.0 million on the sale of Rebdolls. As of December 31, 2024, the Company had a $18.0 million Australian net operating loss carryforward and a $14.3 million Australian capital loss carryforward, as well as a U.S. capital loss carryforward of $1.0 million on the sale of Rebdolls. The net operating losses and the Australian capital loss carryforwards have no expiration. The U.S. capital loss carryforward will expire in 2028.
The Company has not provided deferred taxes on unremitted earnings attributable to foreign subsidiaries that have been considered permanently reinvested. As of December 31, 2025, there are no unremitted earnings from these operations.
As of December 31, 2025 the Company has recorded unrecognized tax benefits related to certain state income tax returns that have not yet been filed for prior tax years. These unrecognized tax benefits primarily relate to the uncertainty associated with the Company’s filing positions and nexus determinations in various state jurisdictions. Management has evaluated these positions under the more-likely-than-not recognition threshold prescribed by ASC 740 and has concluded that certain tax benefits do not meet the recognition criteria. Accordingly, the Company has recorded a liability for unrecognized tax benefits within other noncurrent liabilities on the consolidated balance sheets as of December 31, 2025. Because certain state income tax returns have not been filed, the applicable tax years remain open and subject to examination until the statute of limitations expires following the filing of such returns. In general, the Company’s major state tax jurisdictions remain open for examination in jurisdictions where returns have not been filed beginning in tax year 2021. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2024, the Company had no uncertain tax positions.
The following table summarizes the Company’s uncertain tax positions:

Year Ended December 31,
2025
Gross unrecognized tax benefits at the beginning of the year	$—
Increases related to tax positions taken during the current periods	24
Increases related to tax positions taken during the prior periods	194
Gross unrecognized tax benefits at the end of the year	$218
The Company is subject to taxation in the United States, Cayman Islands and Australia. For U.S. federal income tax purposes, 2022 and later tax years remain open for examination by the tax authorities under the normal three-year statute of limitations. For major U.S. states, 2021 and later tax years remain open for examination by the tax authorities under a four-year statute of limitations. For Australia, 2021 and subsequent tax years remain subject to examination.
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
Note 10. Accrued Liabilities
Accrued liabilities consisted of the following:

	December 31,
	2025	2024
Accrued salaries and other benefits	$10,888	$10,504
Accrued freight costs	4,165	4,551
Sales tax payable	3,786	3,132
Accrued marketing costs	5,736	5,800
Accrued professional services	3,896	1,160
Other accrued liabilities	5,061	6,069
Total accrued liabilities	$33,532	$31,216

Note 11. Deferred Revenue
Deferred revenue consisted of the following:

	December 31,
	2025	2024
Gift cards	$12,214	$11,473
Other	493	742
Total deferred revenue	$12,707	$12,215
Note 12. Equity-based Compensation
Incentive Plans
2021 Omnibus Incentive Plan
In September 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Omnibus Incentive Plan (the “2021 Plan”) which became effective in connection with the Company’s initial public offering of common stock (the “IPO”). The 2021 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units and other forms of equity and cash compensation. A total of 408,355 shares of the Company’s common stock, as adjusted for the Reverse Stock Split (refer to Note 13, “Stockholders’ Equity”), were initially reserved for issuance under the 2021 Plan. The number of shares of common stock reserved and available for issuance under the 2021 Plan increases on January 1 of each year by 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the compensation committee of the Company’s board of directors. On May 30, 2023, the Company’s stockholders approved an amendment to the 2021 Plan to increase the number of shares available for issuance under the 2021 Plan by 833,333 shares of the Company’s common stock, as adjusted for the Reverse Stock Split. On May 22, 2024, the Company’s stockholders approved an amendment to the 2021 Plan to increase the number of shares available for issuance under the 2021 Plan by 1,100,000 shares of the Company’s common stock. As of December 31, 2025, there were 2,768,771 shares reserved for issuance of awards under the 2021 Plan.
2021 Employee Stock Purchase Plan
In September 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Employee Stock Purchase Plan (the “ESPP”) which became effective in connection with the IPO. A total of 102,088 shares of the Company’s common stock, as adjusted for the Reverse Stock Split, were initially reserved for issuance under the ESPP. The number of shares reserved and available for issuance under the ESPP automatically increases on January 1 of each year by 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the compensation committee of the Company’s board of directors. As of December 31, 2025, there were 422,475 shares reserved for issuance under the ESPP.
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
In September 2023, an award, including 416,667 performance-based stock options (the “Bryett Award”), was issued to Wesley Bryett, a member of the Company’s board of directors and co-founder of Princess Polly. This award expires after ten years, or upon the termination of Mr. Bryett’s service to the Company, and includes four tranches of stock options that will vest and become exercisable based upon the achievement of various common stock price targets. The weighted average exercise price for the options in the Bryett Award is $109.27. Each tranche of stock options has a different derived service period, the average of which is approximately 5.5 years. As of December 31, 2025, no options issued as part of the Bryett Award had vested, the options held no intrinsic value, and total unrecognized compensation cost related to the Bryett Award was $0.7 million which is expected to be recognized over 3.2 years.
In connection with the appointment of Ciaran Long as the Chief Executive Officer in January 2025, Mr. Long was granted a performance-based stock option, representing a contingent right to purchase 100,000 shares of common stock at a specified price, upon vesting of the option (the “Long Award”). The Long Award expires after ten years, or upon the termination of Mr. Long’s service to the Company, and includes four tranches that will vest and become exercisable based upon the achievement of various common stock price targets. The weighted average exercise price for the option in the Long Award is $120.00. Each tranche has a different derived service period, the average of which is approximately 4.2 years. As of December 31, 2025, no tranche of the Long Award had vested, the option held no intrinsic value, and total unrecognized compensation cost related to the Long Award was $0.8 million, which is expected to be recognized over 3.1 years.
A summary of the Company's time-based stock option activity under the 2021 Plan for the years ended December 31, 2025 and 2024, is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance as of December 31, 2023	39,820	$81.47	8.06	$—
Granted	—	—
Exercised	—	—
Forfeited/Repurchased	—	—
Balance as of December 31, 2024	39,820	81.47	7.06	—
Granted	—	—
Exercised	—	—
Forfeited/Repurchased	—	—
Balance as of December 31, 2025	39,820	81.47	4.99	—
Vested as of December 31, 2025	39,820	$81.47	4.99	$—
As of December 31, 2025, there was no unrecognized compensation cost related to unvested time-based stock options issued under the 2021 Plan.

Restricted Stock Units
The 2021 Plan provides for the issuance of restricted stock units (“RSUs”). Time-based RSUs issued prior to March 31, 2022, vest over four years while all time-based RSUs issued after that date vest over three years.
In May 2024, an award (the “Interim CEO Award”) of 150,000 performance-based RSUs (“PSUs”) was issued to Ciaran Long, Interim Chief Executive Officer and Chief Financial Officer of the Company. The Interim CEO Award expires after five years, or upon the termination of Mr. Long’s service to the Company, and includes ten tranches of PSUs that will vest based upon the achievement of various common stock price targets. If any common stock price target is achieved for one or more tranches of PSUs prior to April 1, 2025, the vesting date for the applicable tranche(s) will be April 1, 2025. At time of grant, each PSU had a fair value of $29.50. Each tranche of PSUs has a different derived service period, the average of which is approximately 2.9 years. As of December 31, 2025, the common stock price target for two tranches of PSUs issued as part of the Interim CEO Award had been achieved, and the total unrecognized compensation cost related to the Interim CEO Award was $0.1 million, which is expected to be recognized over a weighted average period of 1.5 years.
A summary of the Company's time-based RSU activity under the 2021 Plan for the years ended December 31, 2025 and 2024, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of December 31, 2023	578,913	$15.67
Granted	403,458	14.86
Vested	(274,201)	16.37
Forfeited/Repurchased	(56,883)	14.39
Balance as of December 31, 2024	651,287	14.93
Granted	457,460	12.75
Vested	(347,145)	15.93
Forfeited/Repurchased	(105,080)	13.77
Balance as of December 31, 2025	656,522	$12.95
As of December 31, 2025, there was $6.7 million of total unrecognized compensation cost related to unvested time-based RSUs issued under the 2021 Plan, which is expected to be recognized over a weighted average period of 1.9 years.
Incentive Units
The 2018 Plan provided for the issuance of time-based incentive units and performance-based incentive units. Time-based incentive units generally vest over four years. Performance-based incentive units vested upon the satisfaction of the performance condition as described further below.

Time-Based Incentive Partnership Units
The following table summarizes time-based incentive unit activity under the 2018 Plan for the years ended December 31, 2025 and 2024:

	Number of Units	Weighted Average Grant Date Fair value	Weighted Average Participation Threshold	Aggregate Intrinsic Value
Balance as of December 31, 2023	1,360,067	$1.50	$20.01	$—
Granted	—	—	—
Vested	(1,185,981)	1.52	19.62
Forfeited/Repurchased	(30,083)	1.34	22.68
Balance as of December 31, 2024	144,003	1.40	22.68	—
Granted	—	—	—
Vested	(144,003)	1.40	22.68
Forfeited/Repurchased	—	—	—
Balance as of December 31, 2025	—	$—	$—	$—
Vested as of December 31, 2025	9,191,205
As of December 31, 2025, there was no unrecognized compensation cost related to unvested time-based incentive units issued under the 2018 Plan.
ESPP Purchase Rights
A summary of the Company's ESPP activity under the 2021 Plan for the years ended December 31, 2025, 2024 and 2023, was as follows:

	Year Ended December 31,
	2025	2024	2023
Shares purchased using ESPP purchase rights	22,423	20,937	39,050
Weighted average purchase price	$10.57	$10.89	$4.14
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
The following table summarizes the Company’s equity-based compensation expense by award type for all Plans:

	Year Ended December 31,
	2025	2024	2023
Stock options	$696	$722	$572
RSUs	6,076	5,601	4,256
ESPP purchase rights	134	100	148
Time-based incentive units	143	1,557	2,664
Total	$7,049	$7,980	$7,640
Note 13. Stockholders’ Equity
Preferred Stock
In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 50,000,000 shares of undesignated preferred stock with a par value of $0.001 per share with rights and preferences, including voting rights, designated from time to time by the Company’s board of directors. There were no shares of preferred stock issued and outstanding as of December 31, 2025.

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
During the year ended December 31, 2025, inclusive of repurchases under the Share Repurchase Program and shares surrendered by employees to satisfy tax obligations, the Company repurchased 108,778 shares of its common stock for $1.3 million, at an average price of $12.02 per share.
Note 14. Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share and a reconciliation of the weighted average number of shares outstanding:

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net loss	$(31,434)	$(25,990)	$(98,886)
Denominator:
Weighted-average common shares outstanding, basic and diluted	10,725,607	10,567,656	10,707,024
Net loss per share:
Net loss per share, basic and diluted	$(2.93)	$(2.46)	$(9.24)

Basic net income (loss) per share is calculated by dividing net income (loss) for the period by the weighted-average number of shares of common stock outstanding for the period. Diluted net income (loss) per share has been calculated in a manner consistent with that of basic net income (loss) per share while giving effect to shares issuable upon exercise and/or vesting of potentially dilutive stock option and RSU grants, as well as ESPP purchase rights, outstanding during the period, if applicable. Due to the net loss for all periods shown, no potentially dilutive securities had an impact on diluted loss per share for any period. For the years ended December 31, 2025, 2024 and 2023, 540,099, 402,873 and 333,327 shares, respectively, were excluded from the calculation of weighted-average diluted common shares outstanding as they had an anti-dilutive effect.
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
The following table sets forth gross margin for the periods shown:

	Year Ended December 31,
	2025	2024	2023
Net sales	$600,208	$574,697	$546,258
Cost of sales	256,149	247,192	245,978
Gross profit	$344,059	$327,505	$300,280
Gross margin	57%	57%	55%
Note 17. Subsequent Events
The Company has evaluated subsequent events occurring through the date that these financial statements were issued, and determined the following subsequent event occurred that would require disclosure in these financial statements.
Changes to U.S. Trade Policy
On February 20, 2026, the U.S. Supreme Court issued a ruling striking down certain tariffs previously imposed under IEEPA. The ultimate availability, timing and amount of any potential refunds of such tariffs remain highly uncertain and are subject to further legal, regulatory and administrative developments. Following the Supreme Court’s decision, the Trump Administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels and whether further additional tariffs or other retaliatory actions may be imposed, modified or suspended, and the impacts of such actions on the Company's business. The Company continues to monitor and evaluate these developments and assess their potential impact on the Company’s business, financial condition and results of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the fiscal year covered by this Annual Report on Form 10-K. This evaluation is performed to determine whether our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Due to the material weaknesses described below, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2025. Nevertheless, based on the performance of additional procedures by management designed to ensure reliability of financial reporting, the Company’s management has concluded that, notwithstanding the material weaknesses described below, the consolidated financial statements, included in this Form 10-K, fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with GAAP.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2025 due to the material weaknesses described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses were identified:
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
These material weaknesses resulted in immaterial errors to various accounts to our 2025, 2024 and 2023 annual and interim consolidated financial statements. Additionally, each of these material weaknesses could result in a misstatement of substantially all account balances or disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected.
Our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.
Remediation Status of Material Weaknesses
Since the material weaknesses were identified, we have taken, and continue to take, steps to address the underlying causes of the material weaknesses, including the following:
•We made significant progress in identifying, designing and implementing internal controls in response to the material weaknesses. With the assistance of our third-party consulting partner, we have commenced testing of the design and operating effectiveness of controls across the Company’s key business process and IT controls.
•We hired additional experienced financial reporting and information technology personnel and put new processes in place to achieve complete, accurate and timely financial reporting.
•We increased the training of accounting, finance and IT staff related to internal control over financial reporting, including providing additional IT training to support the enhanced control framework.
•We formalized and performed a SOX risk assessment process that includes the identification and walkthrough of key business processes to ensure controls are designed and implemented in response to identified risks.
•We made significant progress to (i) identify key systems and processes that require the design and implementation of new controls and enhanced documentation related to existing controls, (ii) design and implement controls for segregation of duties, (iii) assess the design of ITGCs and (iv) implement an enterprise resource planning (“ERP”) system. Our new global ERP system is implemented across a majority of the Company’s operations, with remaining implementation activity expected in 2026. Additionally, we have implemented ITGCs for all in-scope accounting and financial management systems, including obtaining and evaluating and SOC 1 Type II reports for third-party solutions.
•We completed an initial segregation of duties assessment to identify key conflicts and are in the process of designing and implementing mitigating controls and revised system access levels. We will continue to implement processes and controls to address segregation of duties risks, including enhancing the monitoring of usage of technology within systems, applications and tools.
•We have developed policies and procedures for the periodic user access review of all users with access to financially relevant systems, and such access reviews will be performed regularly to assess the appropriateness of users and roles in key systems.
While the material weaknesses have not been remediated as of December 31, 2025, management is devoting substantial resources to the ongoing remediation efforts and is targeting remediation by the end of the fiscal year ending December 31, 2026. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify certain of the remediation measures described above. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively.
Changes in Internal Control over Financial Reporting
Except for the actions described above for material weakness remediation, there were no changes in our internal control over financial reporting during the quarterly period ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2025, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”) to be filed with the SEC within 120 days of our fiscal year ended December 31, 2025 and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be set forth in our 2026 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be set forth in our 2026 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth in our 2026 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be set forth in our 2026 Proxy Statement and is incorporated herein by reference.

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
3. Exhibits
The following exhibits are filed herewith or incorporated by reference herein:

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation of a.k.a. Brands Holding Corp., filed with the Delaware Secretary of State on September 21, 2021	8-K	001-40828	September 27, 2021	3.1
3.2	Certificate of Amendment to the Amended and Restated Certificate of a.k.a. Brands Holding Corp., filed with the Delaware Secretary of State on September 25, 2023	8-K	001-40828	September 29, 2023	3.1
3.3	Amended and Restated Bylaws of a.k.a. Brands Holding Corp., effective September 21, 2021	8-K	001-40828	September 27, 2021	3.2
4.1	Registration Rights Agreement, dated September 24, 2021, by and among a.k.a. Brands Holding Corp. and the other signatories party thereto	8-K	001-40828	September 27, 2021	4.1
4.2	Description of a.k.a. Brands Holding Corp.’s securities	10-K	001-40828	March 9, 2023	4.2
10.1	Stockholders Agreement, dated June 23, 2021, by and among a.k.a. Brands Holding Corp., New Excelerate, L.P., and certain other equityholders of the Registrant party thereto	S-1	333-259028	August 24, 2021	10.2
10.2	Form of Indemnification Agreement between a.k.a. Brands Holding Corp. and its directors and officers	S-1	333-259028	August 24, 2021	10.3
10.3	Director Nomination Agreement, dated as of September 24, 2021, by and among a.k.a. Brands Holding Corp. and the other signatories party thereto	8-K	001-40828	September 27, 2021	10.1
10.4	Syndicated Facility Agreement, dated as of September 24, 2021, by and among a.k.a. Brands Holding Corp., KeyBank National Association and the other signatories party thereto	8-K	001-40828	September 27, 2021	10.2
10.5†	a.k.a. Brands Holding Corp. 2021 Omnibus Incentive Plan	S-8	333-259753	September 23, 2021	10.1
10.6†	Amendment No. 1 to the a.k.a. Brands Holding Corp. Omnibus Incentive Plan	8-K	001-40828	May 30, 2023	10.1
10.7†	Amendment No. 2 to the a.k.a. Brands Holding Corp. Omnibus Incentive Plan	8-K	001-40828	May 28, 2024	10.1
10.8†	Form of Incentive Stock Option Agreement	S-8	333-259753	September 23, 2021	10.2
10.9†	Form of Restricted Stock Unit Agreement	8-K	001-40828	January 13, 2025	10.4
10.10†	Form of Restricted Stock Agreement	S-8	333-259753	September 23, 2021	10.4
10.11†	a.k.a. Brands Holding Corp. 2021 Employee Stock Purchase Plan	S-8	333-259753	September 23, 2021	10.5
10.12†	Employment Agreement, dated April 8, 2021, by and between Excelerate US, Inc. and Ciaran Long	10-K	001-40828	March 9, 2023	10.11

10.13†	Employment Agreement, dated January 13, 2025, by and between a.k.a. Brands, Inc. and Ciaran Long	8-K	001-40828	January 13, 2025	10.1
10.14†	Employment Agreement, dated January 13, 2025, by and between a.k.a. Brands, Inc. and Kevin Grant	8-K	001-40828	January 13, 2025	10.3
10.15†	Employment Agreement, dated October 15, 2020, by and between Excelerate US, Inc. and Michael Trembley	S-1	333-259028	August 24, 2021	10.12
10.16†	Employment Agreement, dated April 12, 2024, by and between a.k.a. Brands, Inc. and Kenneth C. White	8-K	001-40828	April 18, 2024	10.1
10.17†	Offer Letter, dated November 7, 2023, by and between Excelerate US, Inc. and Jill Ramsey	8-K	001-40828	November 9, 2023	10.1
10.18	Amended and Restated Credit Agreement, dated as of October 14, 2025, by and among a.k.a. Brands Midco Holding Corp., KeyBank National Association and the other signatories party thereto	8-K	001-40828	October 15, 2025	10.1
19.1	Insider Trading Policy	10-K	001-40828	March 6, 2025	19.1
21.1*	Subsidiaries of a.k.a. Brands Holding Corp.
23.1*	Consent of Independent Registered Public Accounting Firm
23.2*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	a.k.a. Brands Holding Corp. Executive Incentive Compensation Recoupment Policy	10-K	001-40828	March 7, 2024	97.1
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

a.k.a. Brands Holding Corp.

Dated: March 5, 2026	By:	/s/ Ciaran Long
	Name:	Ciaran Long
	Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ciaran Long	Chief Executive Officer	March 5, 2026
Ciaran Long	(Principal Executive Officer)

/s/ Kevin Grant	Chief Financial Officer	March 5, 2026
Kevin Grant	(Principal Financial Officer and Principal Accounting Officer)

/s/ Wesley Bryett	Director	March 5, 2026
Wesley Bryett

/s/ Christopher Dean	Chairman of the Board of Directors	March 5, 2026
Christopher Dean

/s/ Ilene Eskenazi	Director	March 5, 2026
Ilene Eskenazi

/s/ Sourav Ghosh	Director	March 5, 2026
Sourav Ghosh

/s/ Matthew Hamilton	Director	March 5, 2026
Matthew Hamilton

/s/ Myles McCormick	Director	March 5, 2026
Myles McCormick

/s/ Jill Ramsey	Director	March 5, 2026
Jill Ramsey

/s/ Kelly Thompson	Director	March 5, 2026
Kelly Thompson