Form 10-Q
period 2026-03-31
A.K.A. BRANDS HOLDING CORP.
filed 2026-05-12
CIK 1865107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________________________________
FORM 10-Q
__________________________________________________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 11, 2026, the registrant had 10,822,092 shares of common stock outstanding.

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
•our ability to develop and maintain proper and effective internal control over financial reporting; and
•the other risk factors set forth under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2026 (the “2024 Form 10-K”).
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$12,862	$20,273
Accounts receivable, net	7,638	10,650
Inventory	67,690	86,177
Prepaid expenses and other current assets	37,192	12,371
Total current assets	125,382	129,471
Property and equipment, net	39,524	39,315
Operating lease right-of-use assets	93,279	88,624
Intangible assets, net	41,322	43,470
Goodwill	95,375	93,695
Deferred tax assets	8	8
Other assets	2,797	2,799
Total assets	$397,687	$397,382
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$29,491	$31,248
Accrued liabilities	34,147	33,532
Sales returns reserve	8,571	7,889
Deferred revenue	13,029	12,707
Income taxes payable	449	243
Operating lease liabilities, current	13,451	13,052
Current portion of long-term debt	6,375	6,375
Total current liabilities	105,513	105,046
Long-term debt	103,194	104,695
Operating lease liabilities	92,583	87,668
Other long-term liabilities	1,979	2,202
Total liabilities	303,269	299,611
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; zero shares issued or outstanding as of each of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 10,818,993 and 10,770,721 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	128	128
Additional paid-in capital	477,074	476,124
Accumulated other comprehensive loss	(50,813)	(53,644)
Accumulated deficit	(331,971)	(324,837)
Total stockholders’ equity	94,418	97,771
Total liabilities and stockholders’ equity	$397,687	$397,382
The accompanying notes are an integral part of these condensed consolidated financial statements.

a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Net sales	$132,464	$128,657
Cost of sales	48,835	55,001
Gross profit	83,629	73,656
Operating expenses:
Selling	40,956	38,184
Marketing	16,751	15,173
General and administrative	30,026	25,682
Total operating expenses	87,733	79,039
Loss from operations	(4,104)	(5,383)
Other expense
Interest expense	(2,178)	(2,663)
Other expense	(642)	(295)
Total other expense	(2,820)	(2,958)
Loss before income taxes	(6,924)	(8,341)
Provision for income taxes	(210)	(9)
Net loss	$(7,134)	$(8,350)
Net loss per share:
Basic and diluted	$(0.66)	$(0.78)
Weighted average shares outstanding:
Basic and diluted	10,807,930	10,686,730
The accompanying notes are an integral part of these condensed consolidated financial statements.

a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Net loss	$(7,134)	$(8,350)
Other comprehensive income:
Currency translation	2,831	642
Total comprehensive loss	$(4,303)	$(7,708)
The accompanying notes are an integral part of these condensed consolidated financial statements.

a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2025	10,770,721	$128	$476,124	$(53,644)	$(324,837)	$97,771
Equity-based compensation	—	—	1,171	—	—	1,171
Issuance of common stock under employee equity plans, net of shares withheld	48,272	—	(221)	—	—	(221)
Cumulative translation adjustment	—	—	—	2,831	—	2,831
Net loss	—	—	—	—	(7,134)	(7,134)
Balance as of March 31, 2026	10,818,993	$128	$477,074	$(50,813)	$(331,971)	$94,418

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	10,669,649	$128	$471,758	$(60,849)	$(293,403)	$117,634
Equity-based compensation	—	—	2,059	—	—	2,059
Issuance of common stock under employee equity plans, net of shares withheld	39,225	—	(249)	—	—	(249)
Repurchase of shares	(15,910)	—	(257)	—	—	(257)
Cumulative translation adjustment	—	—	—	642	—	642
Net loss	—	—	—	—	(8,350)	(8,350)
Balance as of March 31, 2025	10,692,964	$128	$473,311	$(60,207)	$(301,753)	$111,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(7,134)	$(8,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,397	1,855
Amortization expense	2,331	2,519
Amortization of debt issuance costs	152	144
Lease incentives	657	1,025
Non-cash operating lease expense	3,185	2,833
Equity-based compensation	1,171	2,059
Changes in operating assets and liabilities:
Accounts receivable, net	3,027	(5,289)
Inventory	19,314	1,572
Prepaid expenses and other current assets	(24,870)	2,279
Accounts payable	(2,194)	(2,699)
Income taxes payable	205	(388)
Accrued liabilities	297	143
Sales returns reserve	651	2,042
Deferred revenue	230	941
Lease liabilities	(3,247)	(2,561)
Net cash used in operating activities	(3,828)	(1,875)
Cash flows from investing activities:
Purchases of property and equipment	(2,582)	(3,436)
Net cash used in investing activities	(2,582)	(3,436)
Cash flows from financing activities:
Proceeds from line of credit, net of issuance costs	—	21,500
Repayment of line of credit	—	(11,300)
Repayment of debt	(1,594)	(2,100)
Taxes paid related to net share settlement of equity awards	(221)	(248)
Repurchase of shares	—	(257)
Net cash (used in) provided by financing activities	(1,815)	7,595
Effect of exchange rate changes on cash, cash equivalents and restricted cash	742	108
Net (decrease) increase in cash, cash equivalents and restricted cash	(7,483)	2,392
Cash, cash equivalents and restricted cash at beginning of period	22,514	26,479
Cash, cash equivalents and restricted cash at end of period	$15,031	$28,871

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$12,862	$26,679
Restricted cash, included in prepaid expenses and other current assets	106	472
Restricted cash, included in other assets	2,063	1,720
Total cash, cash equivalents and restricted cash	$15,031	$28,871
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
Note 2. Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The Company’s unaudited condensed consolidated interim financial statements have been prepared in accordance with Article 10 of the SEC’s Regulation S-X. As permitted under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles in the United States (“GAAP”) can be condensed or omitted. These financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of our financial information. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2025 which are included in the 2025 Form 10-K. The year-end condensed consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by GAAP. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2026 or for any other interim period or for any other future year. The accompanying condensed consolidated financial statements include the balances of the Company and all of its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
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
The Company generally provides refunds for goods returned within 30 to 45 days from the original purchase date. A returns reserve is recorded by the Company based on historical refund experience with a corresponding reduction of sales and cost of sales. The sales return reserve was $8.6 million and $7.9 million as of March 31, 2026 and December 31, 2025, respectively.
The following table presents a summary of the Company’s sales return reserve:

	Three Months Ended March 31,
	2026	2025
Beginning balance	$7,889	$7,587
Returns	(30,539)	(25,105)
Provision	31,221	27,152
Ending balance	$8,571	$9,634
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
Revenue recognized in net sales on breakage of gift cards and online credit for the three months ended March 31, 2026 and 2025 was $0.4 million and $0.3 million, respectively.
The following table presents the disaggregation of the Company’s net sales by geography, based on customer address:

	Three Months Ended March 31,
	2026	2025
U.S.	$90,849	$88,054
Australia & New Zealand	36,932	35,593
Rest of world	4,683	5,010
Total	$132,464	$128,657
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
Note 3. Inventory
At the end of March 2026, the Company recorded a charge of $12.0 million to cost of sales in the accompanying condensed consolidated statements of income. The write-down was primarily of streetwear inventory as we fully transition to our test-and-repeat model.

Note 4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets are comprised of the following:

	March 31, 2026	December 31, 2025
Tariff refund receivable	$25,770	$—
Inventory prepayments	1,568	2,641
Other	9,854	9,730
Total prepaid expenses and other current assets	$37,192	$12,371
In February 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) on goods imported into the United States were unauthorized. The Company serves as the importer of record for certain products previously subject to IEEPA tariffs and paid approximately $25.8 million in such tariffs since their inception. The U.S. Court of International Trade subsequently ordered U.S. Customs and Border Protection (“CBP”) to refund all collected IEEPA tariffs. The Company has complied with CBP’s prescribed administrative process through their Consolidated Administration and Processing of Entries (“CAPE”) system for seeking these refunds. Based upon the U.S. Supreme Court’s ruling, related U.S. Court of International Trade (“CIT”) proceedings, and the Company’s submission of tariff refund requests and assessment of the recoverability of amounts paid, the Company has concluded as of March 31,2026 that the recovery of previously incurred IEEPA tariffs is probable. The estimate reflects Company’s judgment regarding the portion of previously recognized IEEPA tariffs expected to be recoverable through the refund process administered by CBP and it may be subject to change based on the ultimate resolution of refund claims. The ultimate amount of recoveries may differ from the Company’s estimates, based on additional guidance from CBP, the resolution of specific entry-level claims or other administrative developments. To the extent there are changes in amounts that become recoverable, including any associated interest, such amounts will be recognized in the period in which information about the probable and reasonably estimable amounts becomes known to the Company.
Accordingly, during the three months ended March 31, 2026, the Company recognized a receivable in prepaid expenses and other current assets of approximately $25.8 million, with a corresponding reduction of $18.6 million to cost of sales and $7.2 million to capitalized tariffs in inventory. Of the $18.6 million cost of sales reduction, $14.4 million related to amounts recognized in cost of sales in 2025. Additionally, the Company also recognized $1.9 million of charges related to the reversal of duty drawback benefits attributable to IEEPA duties and other anticipated refund obligations. The Company believes it may also be entitled to interest on the refunded amounts; however, no receivable has been recognized for such interest as of March 31, 2026, as the amount and timing of receipt cannot be reasonably estimated at this time.
Note 5. Property and Equipment, Net
Property and equipment, net is comprised of the following:

	March 31, 2026	December 31, 2025
Furniture and fixtures	$9,098	$9,099
Machinery and equipment	4,000	3,920
Computer equipment and capitalized software	7,877	7,482
Leasehold improvements	42,238	40,776
Total property and equipment	63,213	61,277
Less: accumulated depreciation	(23,689)	(21,962)
Total property and equipment, net	$39,524	$39,315
Depreciation expense consisted of the following:

	Three Months Ended March 31,
	2026	2025
Selling expenses	$2,009	$1,569
General and administrative expenses	388	286
Total depreciation expense	$2,397	$1,855

Note 6. Goodwill
The carrying value of goodwill, as of March 31, 2026 and December 31, 2025, was $95.4 million and $93.7 million, respectively. No goodwill impairment was required during either of the three months ended March 31, 2026 and 2025.
The following table summarizes goodwill activity:

Balance as of December 31, 2025	$93,695
Changes in foreign currency translation	1,680
Balance as of March 31, 2026	$95,375
Note 7. Intangible Assets
The gross amounts and accumulated amortization of acquired identifiable intangible assets with finite useful lives as of March 31, 2026 and December 31, 2025, included in intangible assets, net in the accompanying condensed consolidated balance sheets, are as follows:

		March 31, 2026		December 31, 2025
	Useful life	Weighted Average Amortization Period 2026	2026	Weighted Average Amortization Period 2025	2025
Customer relationships	4 years	0.0 years	$2,543	0.0 years	$2,543
Brands	10 years	4.8 years	86,265	5.0 years	85,537
Trademarks	5 years	0.0 years	108	0.0 years	105
Total intangible assets			88,916		88,185
Less: accumulated amortization			(47,594)		(44,715)
Total intangible assets, net			$41,322		$43,470
Amortization of acquired intangible assets with finite useful lives is included in general and administrative expenses and was $2.3 million and $2.5 million for the three months ended March 31, 2026 and 2025, respectively.
Future estimated amortization expense for acquired identifiable intangible assets is as follows:

Amortization Expense
Year ending December 31:
Remainder of 2026	$6,954
2027	9,272
2028	8,396
2029	7,223
2030	6,934
Thereafter	2,543
Total amortization expense	$41,322
Note 8. Debt
Amended and Restated Credit Agreement
On October 14, 2025, the Company entered into an Amended and Restated Syndicated Facility Agreement (the “Amended and Restated Credit Agreement”) with the other borrowers party thereto, A.K.A. Brands Intermediate Holding Corp., as Holdings, Keybank National Association, as administrative agent, collateral agent, security trustee and lead arranger, and the other persons party thereto from time to time, which amends and restates in its entirety the Syndicated Facility Agreement, dated as of September 21, 2021 (as amended, restated, increased, extended, supplemented or otherwise modified from time to time). The Amended and Restated Credit Agreement amends and restates the Senior Secured Credit Facility to, among other things, (i) establish revolving credit facility commitments in an aggregate principal amount of $35.3 million, (ii) establish term loans in an aggregate principal amount of $85.0 million, (iii) adjust the pricing stepdowns related to the interest rate and (iv) resize baskets within certain negative covenants based on a Consolidated EBITDA (as defined in the Amended and Restated Credit Agreement) of $35.2 million.

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
The Amended and Restated Credit Agreement includes certain financial covenants requiring the Company to maintain a maximum total net leverage ratio and a minimum fixed charge coverage ratio, each tested as of the last day of every fiscal quarter. Specifically, the Company must maintain a maximum total net leverage ratio of 3.50 to 1.00 and a minimum fixed charge coverage ratio of 1.35 to 1.00 for 2025 and 2026, 3.25 to 1.00 and 1.50 to 1.00 for 2027, and 3.00 to 1.00 and 1.75 to 1.00 for 2028, respectively. The agreement also includes a capital expenditure covenant limiting growth-related capital expenditures for new store development to $17.5 million for the period from October 14, 2025, through the first anniversary of that date, with annual limits of $20.0 million and $22.5 million in subsequent years. If the Company does not comply with these financial covenants, it may, subject to certain conditions and limitations, make direct or indirect equity contributions to cure such non-compliance. Additionally, the Company is required to make a mandatory prepayment of a portion of excess cash flow, as defined in the Amended and Restated Credit Agreement, based on its net leverage ratio. A prepayment of 50% of excess cash flow is required if the net leverage ratio exceeds 2.0x, which is reduced to 25% if the ratio is less than or equal to 2.0x, and no prepayment is required if the ratio is less than or equal to 1.0x. As of December 31, 2025, the Company was in compliance with all financial debt covenants.
As of March 31, 2026, the all-in rate (Term SOFR plus the applicable margin) for the Company’s term loan and borrowings under the revolving line of credit was 7.18%.
Total Debt and Interest
Outstanding debt consisted of the following:

	March 31, 2026	December 31, 2025
Term loan	$81,813	$83,406
Revolving credit facility	28,600	28,600
Capitalized debt issuance costs	(844)	(936)
Total debt	109,569	111,070
Less: current portion	(6,375)	(6,375)
Total long-term debt	$103,194	$104,695
Interest expense, which included the amortization of debt issuance costs, totaled $2.2 million and $2.7 million for the three months ended March 31, 2026 and 2025, respectively. Additionally, as of March 31, 2026, the Company had $6.6 million of outstanding letters of credit. As of March 31, 2026, the carrying value of the Company’s total debt approximated its fair value.
As of March 31, 2026, the maturities of principal amounts of our total debt obligations were as follows:

Year ending December 31:
Remainder of 2026	$4,781
2027	6,375
2028	99,257
Total	$110,413

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
The Company’s operating lease costs were as follows:

	Three Months Ended March 31,
	2026	2025
Operating lease costs	$5,369	$4,175
Variable lease costs	661	436
Short-term lease costs	63	126
Total lease costs	$6,093	$4,737
The Company does not have any sublease income and the Company’s lease agreements do not contain any residual value guarantees or material restrictive covenants.
Supplemental cash flow information relating to the Company’s operating leases was as follows:

	Three Months Ended March 31,
	2026	2025
Cash paid for operating lease liabilities	$4,491	$2,930
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	6,927	10,728
Other information relating to the Company’s operating leases was as follows:

	March 31, 2026	December 31, 2025
Weighted-average remaining lease term	6.7 years	6.6 years
Weighted-average discount rate	7.4%	7.4%
As of March 31, 2026, the maturities of operating lease liabilities were as follows:

Remainder of 2026	$14,306
2027	20,790
2028	20,310
2029	20,511
2030	17,842
Thereafter	43,331
Total remaining lease payments	137,090
Less: imputed interest	31,056
Total operating lease liabilities	106,034
Less: current portion	(13,451)
Long-term operating lease liabilities	$92,583

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
The following table summarizes our effective tax rate for the periods presented:

	Three Months Ended March 31,
	2026	2025
Loss before income taxes	$(6,924)	$(8,341)
Provision for income taxes	(210)	(9)
Effective tax rate	(3)%	—%
For the three months ended March 31, 2026, as compared to the same periods in the prior year, the Company’s effective tax rate changed primarily due to projected full-year pre-tax income in the U.S. in the current year, compared to a projected full-year pre-tax loss in the same period in 2025. The effective tax rate was lower than the U.S. statutory rate of 21.0% for the three months ended March 31, 2026 primarily due to non-deductible permanent differences in the U.S. and a full valuation allowance on the net deferred tax assets in U.S. and Australia.
Note 11. Accrued Liabilities
Accrued liabilities consisted of the following:

	March 31, 2026	December 31, 2025
Accrued salaries and other benefits	$13,482	$10,888
Accrued freight costs	3,349	4,165
Sales tax payable	3,325	3,786
Accrued marketing costs	6,140	5,736
Accrued professional services	3,572	3,896
Other accrued liabilities	4,279	5,061
Total accrued liabilities	$34,147	$33,532
Note 12. Deferred Revenue
Deferred revenue consisted of the following:

	March 31, 2026	December 31, 2025
Gift cards	$12,036	$12,214
Other	993	493
Total deferred revenue	$13,029	$12,707

Note 13. Equity-based Compensation
Incentive Plans
2021 Omnibus Incentive Plan
In September 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Omnibus Incentive Plan (the “2021 Plan”) which became effective in connection with the Company’s initial public offering of common stock (the “IPO”). The 2021 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units and other forms of equity and cash compensation. A total of 408,355 shares of the Company’s common stock, as adjusted for the Reverse Stock Split (refer to Note 14, “Stockholders’ Equity”), were initially reserved for issuance under the 2021 Plan. The number of shares of common stock reserved and available for issuance under the 2021 Plan increases on January 1 of each year by 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the compensation committee of the Company’s board of directors. On May 30, 2023, the Company’s stockholders approved an amendment to the 2021 Plan to increase the number of shares available for issuance under the 2021 Plan by 833,333 shares of the Company’s common stock, as adjusted for the Reverse Stock Split. On May 22, 2024, the Company’s stockholders approved an amendment to the 2021 Plan to increase the number of shares available for issuance under the 2021 Plan by 1,100,000 shares of the Company’s common stock. As of March 31, 2026, there were 2,768,771 shares reserved for issuance of awards under the 2021 Plan.
2021 Employee Stock Purchase Plan
In September 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Employee Stock Purchase Plan (the “ESPP”) which became effective in connection with the IPO. A total of 102,088 shares of the Company’s common stock, as adjusted for the Reverse Stock Split, were initially reserved for issuance under the ESPP. The number of shares reserved and available for issuance under the ESPP automatically increases on January 1 of each year by 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the compensation committee of the Company’s board of directors. As of March 31, 2026, there were 422,475 shares reserved for issuance under the ESPP.
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
In September 2023, an award, including 416,667 performance-based stock options (the “Bryett Award”), was issued to Wesley Bryett, a member of the Company’s board of directors and co-founder of Princess Polly. This award expires after ten years, or upon the termination of Mr. Bryett’s service to the Company, and includes four tranches of stock options that will vest and become exercisable based upon the achievement of various common stock price targets. The weighted average exercise price for the options in the Bryett Award is $109.27. Each tranche of stock options has a different derived service period, the average of which is approximately 5.5 years. As of March 31, 2026, no options issued as part of the Bryett Award had vested, the options held no intrinsic value, and total unrecognized compensation cost related to the Bryett Award was $0.6 million, which is expected to be recognized over 3.0 years.

In connection with the appointment of Ciaran Long as the Chief Executive Officer in January 2025, Mr. Long was granted a performance-based stock option, representing a contingent right to purchase 100,000 shares of common stock at a specified price, upon vesting of the option (the “Long Award”). The Long Award expires after ten years, or upon the termination of Mr. Long’s service to the Company, and includes four tranches that will vest and become exercisable based upon the achievement of various common stock price targets. The weighted average exercise price for the option in the Long Award is $120.00. Each tranche has a different derived service period, the average of which is approximately 4.2 years. As of March 31, 2026, no tranche of the Long Award had vested, the option held no intrinsic value, and total unrecognized compensation cost related to the Long Award was $0.7 million, which is expected to be recognized over 2.9 years.
A summary of the Company's time-based stock option activity under the 2021 Plan for the three months ended March 31, 2026, is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance as of December 31, 2025	39,820	$81.47	4.99	$—
Granted	—	—
Exercised	—	—
Forfeited/Repurchased	(6,896)	49.56
Balance as of March 31, 2026	32,924	$88.15	5.74	$—
Vested as of March 31, 2026	32,924	$88.15	5.74	$—
As of March 31, 2026, there was no unrecognized compensation cost related to unvested time-based stock options issued under the 2021 Plan.
Restricted Stock Units
The 2021 Plan provides for the issuance of restricted stock units (“RSUs”). Time-based RSUs issued prior to March 31, 2022 vest over four years while all time-based RSUs issued after that date vest over three years.
In May 2024, an award (the “Interim CEO Award”) of 150,000 performance-based RSUs (“PSUs”) was issued to Ciaran Long, Interim Chief Executive Officer and Chief Financial Officer of the Company. The Interim CEO Award expires after five years, or upon the termination of Mr. Long’s service to the Company, and includes ten tranches of PSUs that will vest based upon the achievement of various common stock price targets. If any common stock price target is achieved for one or more tranches of PSUs prior to April 1, 2025, the vesting date for the applicable tranche(s) will be April 1, 2025. At the time of the grant, each PSU had a fair value of $29.50. Each tranche of PSUs has a different derived service period, the average of which is approximately 2.9 years. As of March 31, 2026, the common stock price target for two tranches of PSUs issued as part of the Interim CEO Award had been achieved, and the total unrecognized compensation cost related to the Interim CEO Award was $0.1 million, which is expected to be recognized over a weighted average period of 1.5 years.
A summary of the Company's time-based RSU activity under the 2021 Plan for the three months ended March 31, 2026, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of December 31, 2025	656,522	$12.95
Granted	—	—
Vested	(68,462)	13.23
Forfeited/Repurchased	(3,266)	11.95
Balance as of March 31, 2026	584,794	$12.92
As of March 31, 2026, there was $5.7 million of total unrecognized compensation cost related to unvested time-based RSUs issued under the 2021 Plan, which is expected to be recognized over a weighted-average period of 1.7 years.

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
The following table summarizes the Company’s equity-based compensation expense by award type for all Plans:

	Three Months Ended March 31,
	2026	2025
Stock options	$116	$220
RSUs	1,032	1,671
ESPP purchase rights	23	38
Time-based incentive units	—	130
Total	$1,171	$2,059
Note 14. Stockholders’ Equity
Preferred Stock
In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 50,000,000 shares of undesignated preferred stock with a par value of $0.001 per share with rights and preferences, including voting rights, designated from time to time by the Company’s board of directors. There were no shares of preferred stock issued and outstanding as of March 31, 2026.
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
During the three months ended March 31, 2026, the Company repurchased 19,758 shares of its common stock for $0.2 million, at an average price of $11.19 per share, all of which were shares surrendered by employees to satisfy tax obligations upon vesting of equity awards, as no repurchases were made under the Share Repurchase Program.

Note 15. Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share and a reconciliation of the weighted average number of shares outstanding:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(7,134)	$(8,350)
Denominator:
Weighted-average common shares outstanding, basic and diluted	10,807,930	10,686,730
Net loss per share:
Net loss per share, basic and diluted	$(0.66)	$(0.78)
Basic net income (loss) per share is calculated by dividing net income (loss) for the period by the weighted-average number of shares of common stock for the period. Diluted net income (loss) per share has been calculated in a manner consistent with that of basic net income (loss) per share while giving effect to shares issuable upon exercise and/or vesting of potentially dilutive stock option and RSU grants, as well as ESPP purchase rights, outstanding during the period, if applicable. Due to the net loss for all periods shown, no potentially dilutive securities had an impact on diluted loss per share for any period. For the three months ended March 31, 2026 and 2025, 538,603 and 434,436 shares, respectively, were excluded from the calculation of weighted-average diluted common shares outstanding as they had an anti-dilutive effect.
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
Note 17. Segment Information
The Company has determined that its four brands are each an operating segment and has aggregated its operating segments into one reportable segment based on the similar nature of products sold, production, merchandising and distribution processes involved, target customers and economic characteristics. The Chief Executive Officer of the Company is the CODM. The CODM uses both gross margin and Adjusted EBITDA as measures of profit or loss to evaluate performance and allocate resources. Gross margin is disclosed below as the segment profit measure as it is most consistent with the amounts included in the Company’s consolidated financial statements. See Note 3, “Inventory,” and Note 4, “Prepaid Expenses and Other Current Assets,” for discussion of inventory write-offs and tariff receivables impacting gross margin.

The following table sets forth gross margin for the periods shown:

	Three Months Ended March 31,
	2026	2025
Net sales	$132,464	$128,657
Cost of sales	48,835	55,001
Gross profit	$83,629	$73,656
Gross margin	63.1%	57.2%
Note 18. Subsequent Events
The Company has evaluated subsequent events occurring through May 12, 2026, the date that these financial statements were issued, and determined the following subsequent event occurred that would require disclosure in these financial statements.
Receipt of IEEPA Tariff Refunds
On May 11, 2026, the Company received approximately $6.4 million in refunds from CBP related to previously paid tariffs imposed under IEEPA. This receipt represents the first tranche of refunds issued related to the $25.8 million IEEPA tariff receivable recognized as of March 31, 2026 in prepaid expenses and other current assets.

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
The following table sets forth our key operating metrics for each period presented:

	Three Months Ended March 31,
(in millions, other than dollar figures)	2026	2025
Active customers	4.26	4.13
Average order value	$77	$78
Number of orders	1.73	1.66
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
Key Financial Metrics
The following table sets forth our key financial metrics prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and non-GAAP financial metrics for each period presented:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Gross margin	63%	57%
Net loss	$(7,134)	$(8,350)
Net loss margin	(5)%	(6)%
Adjusted EBITDA	$5,148	$2,665
Adjusted EBITDA margin	4%	2%
Net cash used in operating activities	$(3,828)	$(1,875)
Free Cash Flow	$(6,410)	$(5,311)
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

The following table reflects a reconciliation of Adjusted EBITDA to net loss and Adjusted EBITDA margin to net loss margin, the most directly comparable financial measures prepared in accordance with GAAP:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Net loss	$(7,134)	$(8,350)
Add (deduct):
Total other expense	2,820	2,958
Provision for income tax	210	9
Depreciation and amortization expense	4,728	4,374
Equity-based compensation expense	1,171	2,059
Distribution center relocation costs	484	737
Non-routine legal matters	2,650	711
Non-routine items[1]	219	167
Adjusted EBITDA	$5,148	$2,665
Net loss margin	(5)%	(6)%
Adjusted EBITDA margin	4%	2%
1Non-routine items include severance from headcount reductions, one time supply chain sourcing costs and sales tax penalties.
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
The following table presents a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities, the most directly comparable financial measure prepared in accordance with GAAP:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Net cash used in operating activities	$(3,828)	$(1,875)
Less: purchases of property and equipment	(2,582)	(3,436)
Free Cash Flow	$(6,410)	$(5,311)
Our Free Cash Flow has fluctuated over time primarily as a result of timing of inventory purchases, purchases of property and equipment and fluctuations in earnings.
For the three months ended March 31, 2026, net cash used in operating activities increased by $2.0 million compared to net cash used in operating activities for the three months ended March 31, 2025. This was attributable primarily to timing of payments.
For the three months ended March 31, 2026, Free Cash Flow decreased by $1.1 million compared to Free Cash Flow for the three months ended March 31, 2025. This was attributable primarily to timing of payments, offset by less capital expenditures related to opening new stores, compared to the prior year.

Factors Affecting Our Performance
Macroeconomic Environment
The macroeconomic environment in which we operate impacts consumer behavior and may have a significant impact on our business. While positive conditions in the economy generally promote customer spending on our sites and in our stores, any economic weakness can result in a reduction of customer spending and have a significant negative impact on our results of operations. Specifically, many of our products may be viewed as discretionary items rather than necessities. Consequently, our results of operations tend to be sensitive to changes in the macroeconomic environment that impact consumer discretionary spending. Macroeconomic factors that could cause significant negative impacts on our results of operations include, but are not limited to: inflationary pressures on consumers globally and on our supply chain; elevated interest rates; employment rates; business conditions; changes in the housing market; changes in stock markets; adverse developments affecting the financial services industry; the availability of credit, both for us and for our customers; foreign currency exchange rates; fuel, energy and raw materials costs; supply chain challenges; wars and geopolitical tensions; and the effects of tariffs and other trade policies. In February 2026, the U.S. Supreme Court struck down certain tariffs imposed under IEEPA, following which the administration imposed a 10% global tariff under Section 122 of the Trade Act of 1974. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels and whether further additional tariffs or other retaliatory actions may be imposed, modified or suspended.
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
Inventory Management
Our test, repeat & clear inventory strategy for our owned and in-house product consists of smaller initial inventory purchases followed by analysis of real-time data and customer feedback, which allows us to identify and quickly re-order best sellers. While our initial orders are limited in size and, therefore, limit financial risk, we nonetheless purchase inventory in anticipation of future demand and therefore are exposed to potential shifts in customer preferences and price sensitivity over time.
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

Foreign Currency Rate Fluctuations
Our international operations have provided and are expected to continue to provide a significant portion of our Company’s net sales and operating income. As a result, our Company’s net sales and operating income will continue to be affected by changes in the U.S. dollar against international currencies, predominantly against the Australian dollar. In order to provide a framework for assessing the performance of our underlying business, excluding the effects of foreign currency rate fluctuations, we compare the percent change in the results from one period to another period in this Quarterly Report on Form 10-Q using a constant currency methodology wherein current and comparative prior period results for our operations reporting in currencies other than U.S. dollars are converted into U.S. dollars at constant exchange rates (i.e., the rates in effect on December 31, 2025, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. Such disclosure throughout our Management’s Discussion and Analysis of Financial Condition and Results of Operations will be described as “on a constant currency basis.” Volatility in currency exchange rates may impact our results, including net sales and operating income, in the future.

Results of Operations
The following tables set forth our results of operations for the periods presented and express the relationship of certain line items as a percentage of net sales for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
(in thousands)	2026	2025
Net sales	$132,464	$128,657
Cost of sales	48,835	55,001
Gross profit	83,629	73,656
Operating expenses:
Selling	40,956	38,184
Marketing	16,751	15,173
General and administrative	30,026	25,682
Total operating expenses	87,733	79,039
Loss from operations	(4,104)	(5,383)
Other expense
Interest expense	(2,178)	(2,663)
Other expense	(642)	(295)
Total other expense	(2,820)	(2,958)
Loss before income taxes	(6,924)	(8,341)
Provision for income taxes	(210)	(9)
Net loss	$(7,134)	$(8,350)

	Three Months Ended March 31,
	2026	2025
Net sales	100%	100%
Cost of sales	37%	43%
Gross profit	63%	57%
Operating expenses:
Selling	31%	30%
Marketing	13%	12%
General and administrative	23%	20%
Total operating expenses	66%	61%
Loss from operations	(3%)	(4%)
Other expense
Interest expense	(2%)	(2%)
Other expense	—%	—%
Total other expense	(2%)	(2%)
Loss before income taxes	(5%)	(6%)
Provision for income taxes	—%	—%
Net loss	(5%)	(6%)

Comparison of the Three Months Ended March 31, 2026 and 2025
Net Sales

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Net sales	$132,464	$128,657
Net sales increased by $3.8 million, or 3%, for the three months ended March 31, 2026 compared to the same period in 2025. The increase in net sales was primarily driven by a 4% increase in the number of orders we processed in 2026 compared to 2025, partially offset by a decrease in our average order value of 1%, from $78 in 2025 to $77 in 2026. On a constant currency basis, net sales and average order value for the three months ended March 31, 2026 would have increased 1% and decreased 3%, respectively, compared to 2025.
Gross Profit

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Gross profit	$83,629	$73,656
Gross margin	63%	57%
Gross profit increased by $10.0 million, or 14%, for the three months ended March 31, 2026 compared to the same period in 2025. This increase was primarily driven by a 3% increase in net sales in 2026, as compared to 2025, an improved inventory position and more full price selling, our actions in 2025 to offset the impact of IEEPA tariffs and a $16.5 million benefit from tariff refunds related to prior periods; partially offset by a $12.0 million write-off of streetwear inventory as we fully transition to our test-and-repeat model. Gross margin increased primarily due to the impact from improved inventory position and more full price selling.
Selling Expenses

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Selling	$40,956	$38,184
Percent of net sales	31%	30%
Selling expenses increased by $2.8 million, or 7%, for the three months ended March 31, 2026 compared to the same period in 2025. This increase was driven by the opening of additional stores, as well as the 3% increase in net sales for the three months ended March 31, 2026. The increase in selling expenses as a percentage of net sales was primarily due to the opening of additional stores.
Marketing Expenses

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Marketing	$16,751	$15,173
Percent of net sales	13%	12%

Marketing expenses increased by $1.6 million, or 10%, for the three months ended March 31, 2026 compared to the same period in 2025.

General and Administrative Expenses

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
General and administrative	$30,026	$25,682
Percent of net sales	23%	20%
General and administrative expenses increased by $4.3 million, or 17%, for the three months ended March 31, 2026 compared to the same period in 2025. The increase was primarily driven by a $2.0 million increase in wages and incentive compensation expense, a $1.9 million increase in non-routine legal expenses and a $0.8 million increase in information technology expenses. The increase in general and administrative expenses as a percentage of net sales was primarily due to the increase in wages and incentive compensation expenses and non-routine legal expenses.
Other Expense

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Other expense
Interest expense	$(2,178)	$(2,663)
Other expense	(642)	(295)
Total other expense	$(2,820)	$(2,958)
Percent of net sales	(2)%	(2)%
Other expense decreased by $0.1 million, or 5%, for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to lower interest expense from a decrease in our long-term debt balance and interest rates partially offset by the impact of foreign currency.
Provision For Income Taxes

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Provision for income taxes	$(210)	$(9)
Percent of net sales	—%	—%
Provision for income taxes changed by $0.2 million for the three months ended March 31, 2026 compared to the same period in 2025. This change was primarily due to projected full-year pre-tax income in the U.S. in the current year, compared to a projected full-year pre-tax loss in the same period in 2025.

Liquidity and Capital Resources
As of March 31, 2026, our principal sources of liquidity were cash and cash equivalents totaling $12.9 million, our revolving line of credit and our term loan accordion provision.
As of March 31, 2026, most of our cash was held for working capital purposes. We have historically financed our operations and capital expenditures primarily through cash flows generated by operations, the incurrence of debt and through the issuance of equity. We believe that our existing cash, together with cash generated from operations and available borrowing capacity under our credit facilities and lines of credit, will be sufficient to meet our anticipated cash needs for the next 12 months. We believe that cash generated from ongoing operations and continued access to debt markets will be sufficient to satisfy our cash requirements beyond 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. We may seek to borrow funds under our credit facility or raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section of our 2025 Form 10-K captioned “Risk Factors.” We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all. The inability to raise capital if needed would adversely affect our ability to achieve our business objectives.
Amended and Restated Credit Agreement
On October 14, 2025, we entered into an Amended and Restated Syndicated Facility Agreement (the “Amended and Restated Credit Agreement”) with the other borrowers party thereto, A.K.A. Brands Intermediate Holding Corp., as Holdings, Keybank National Association, as administrative agent, collateral agent, security trustee and lead arranger, and the other persons party thereto from time to time, which amends and restates in its entirety the Syndicated Facility Agreement, dated as of September 21, 2021 (as amended, restated, increased, extended, supplemented or otherwise modified from time to time). The Amended and Restated Credit Agreement amends and restates the Credit Agreement to, among other things, (i) establish revolving credit facility commitments in an aggregate principal amount of $35.3 million (ii) establish term loans in an aggregate principal amount of $85.0 million, (iii) adjust the pricing stepdowns related to the interest rate on the Term SOFR Loans, Base Rate Loans and BBSY Loans (each as defined in the Amended and Restated Credit Agreement) after delivery of a compliance certificate for the fiscal year ending December 31, 2025 and (iv) resize baskets within certain negative covenants based on a Consolidated EBITDA (as defined in the Amended and Restated Credit Agreement) of $35.2 million.
The Amended and Restated Credit Agreement extends the maturity date of (i) the revolving credit facility commitments to October 14, 2028 and (ii) the term loans to October 14, 2028. We are required to make mandatory amortization payments in respect of the term loans in an amount equal to (a) commencing with the fiscal quarter ending on December 31, 2025 and until the fiscal quarter ending on December 31, 2027, a principal amount of term loans equal to the aggregate outstanding principal amount of term loans made on the date of the execution of the Amended and Restated Credit Agreement, multiplied by 1.875% and (b) commencing with the fiscal quarter ending on March 31, 2028, a principal amount of term loans equal to the aggregate outstanding principal amount of term loans made on the date of the execution of the Amended and Restated Credit Agreement, multiplied by 2.50%. As of March 31, 2026, principal payments of our term loan for the next twelve months are anticipated to total $6.4 million.
Under the Amended and Restated Credit Agreement, we are subject to certain financial covenant ratios and certain annual mandatory prepayment terms based on excess cash flows, as defined in the Amended and Restated Credit Agreement, based on our net leverage ratio. If we are unable to comply with certain financial covenant ratios, which include provisions that are not precisely defined and are subject to interpretation, and terms requiring mandatory prepayment based on a percentage of excess cash flows, our long-term liquidity position may be adversely impacted. Furthermore, the variable interest rates associated with our senior secured credit facility could result in interest payments that are higher than anticipated. We were in compliance with all debt covenants as of March 31, 2026, and expect to be in compliance beyond the next 12 months, although our ability to meet these financial ratios and tests can be affected by the interpretation of certain provisions in our Amended and Restated Credit Agreement, macro-economic factors and the seasonality of our business.

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
Refer to Note 8, “Debt,” and Note 18, “Subsequent Events” in the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding our senior secured credit facility and the Amended and Restated Credit Agreement.
Material Cash Requirements
There have been no significant changes in our material cash requirements from those reported in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2025 Form 10-K.
Historical Cash Flows

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash used in operating activities	$(3,828)	$(1,875)
Net cash used in investing activities	(2,582)	(3,436)
Net cash (used in) provided by financing activities	(1,815)	7,595
Net Cash Used in Operating Activities
Net cash used in operating activities consists primarily of net income (loss) adjusted for certain non-cash items, including depreciation, amortization, equity-based compensation, the effect of changes in working capital and other activities.
During the three months ended March 31, 2026, net cash used in operating activities increased by $2.0 million as compared to the same period in 2025. This was attributable primarily to timing of payments.
Net Cash Used in Investing Activities
Our primary investing activities have consisted of acquisitions to support our overall business growth and investments in our fulfillment centers, our stores and our internally developed software to support our infrastructure. Purchases of property and equipment may vary from period to period due to timing of the expansion of our operations.
During the three months ended March 31, 2026, net cash used in investing activities decreased by $0.9 million, as compared to the same period in 2025. This was attributable to less capital expenditures related to opening new stores compared to the prior year.
Net Cash (Used in) Provided by Financing Activities
Our financing activities have historically consisted of cash proceeds from borrowings, cash used to pay down borrowings, cash received from the sale of our common stock in the IPO and cash used to repurchase shares of our common stock.
During the three months ended March 31, 2026, net cash used in financing activities increased by $9.4 million, as compared to the same period in 2025. This was primarily attributable to no borrowings on our line of credit in 2026, as compared to the prior period.

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
During the three months ended March 31, 2026, no shares were repurchased under the Share Repurchase Program.
Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates from those reported in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2025 Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a “smaller reporting company,” as defined in Item 10 of Regulation S-K, we are not required to provide this information.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation is performed to determine whether our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Due to the material weaknesses described below, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2026. Nevertheless, based on the performance of additional procedures by management designed to ensure reliability of financial reporting, the Company’s management has concluded that, notwithstanding the material weaknesses described below, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with GAAP.
Material Weaknesses
We have identified material weaknesses in the design and operation of our internal control over financial reporting in connection with the preparation of our financial statements, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, that had not been remediated as of March 31, 2026. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company’s management, including our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2026:

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

While the material weaknesses have not been remediated as of March 31, 2026, management is devoting substantial resources to the ongoing remediation efforts and is targeting remediation by the end of fiscal year ending December 31, 2026. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify certain of the remediation measures described above. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively.
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
ITEM 1A. RISK FACTORS
Reference is made to the information disclosed under Part I, Item 1A - "Risk Factors" in our 2025 Form 10-K, which contains a detailed discussion of certain risk factors that could materially adversely affect the Company's business, operating results or financial condition. The information disclosed under Part I, Item 1A - “Risk Factors” in our 2025 Form 10-K remains current in all material respects, with the exception below.
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
The frequency, intensity, and sophistication of cyber-attacks, ransom-ware attacks and other data security incidents has significantly increased in recent years. As with many other businesses, we have experienced, and are continually at risk of being subject to, attacks and incidents, although none have had a material adverse impact on our financial condition or results of operations. However, as cyberattacks become increasingly sophisticated, including through the use of artificial intelligence (“AI”) technologies, such as deepfakes and AI-generated social engineering, the risk of security incidents has increased. Due to the increased risk of these types of attacks and incidents, we expend significant resources on information technology and data security tools, measures and processes designed to protect our information technology systems, as well as the personal, confidential or sensitive information stored on or transmitted through those systems, and to ensure an effective response to any cyber-attack or data security incident. Whether or not these measures are ultimately successful, these expenditures could have an adverse impact on our financial condition and results of operations and divert management’s attention from pursuing our strategic objectives.

In addition, although we take the security of our information technology systems seriously, there can be no assurance that the security measures we employ will effectively prevent unauthorized persons from obtaining access to our systems and information. Despite the implementation of reasonable security measures by us and our third-party providers, our systems and information are susceptible to physical or electronic break-ins, security breaches from inadvertent or intentional actions of our employees, third-party service providers, contractors, consultants, business partners or other third parties, from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial of service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information) or other data security incidents. These risks may be exacerbated in the remote work environment. Threat actors are also increasingly leveraging AI technologies to develop new attack vectors, exploit vulnerabilities, obscure their activities, and increase the difficulty of threat attribution. For example, new AI tools are capable of identifying previously undetected vulnerabilities and creating exposures to zero-day attacks, which may significantly diminish the timeframe for us and our third-party providers to detect, respond to and protect our information technology systems. AI and machine learning technologies continue to develop rapidly, and may result in a variety of unforeseen risks. Because the techniques used to obtain unauthorized access to information technology systems are constantly evolving and becoming more sophisticated, they may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies, we may be unable to anticipate these techniques or implement adequate preventive measures in response.

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
The following table sets forth our share repurchase activity, on a settlement date basis, for the three months ended March 31, 2026:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (millions)[2]
January 1, 2026 - January 31, 2026	12,061	$11.33	—	$1.0
February 1, 2026 - February 28, 2026	7,604	10.98	—	1.0
March 1, 2026 - March 31, 2026	93	9.42	—	1.0
Total	19,758		—
1. 19,973 of these shares represent shares of common stock surrendered by certain of our employees to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of restricted shares of common stock issued under the 2021 Omnibus Incentive Plan. With respect to these surrendered shares, the price paid per share is based on the fair value at the time of surrender.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2026, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

a.k.a. Brands Holding Corp.

Date: May 12, 2026	By:	/s/ Kevin Grant
	Name:	Kevin Grant
	Title:	Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)