Form 10-Q
period 2026-06-30
A.K.A. BRANDS HOLDING CORP.
filed 2026-08-05
CIK 1865107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________________________________
FORM 10-Q
__________________________________________________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 4, 2026, the registrant had 10,991,059 shares of common stock outstanding.

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
•risks related to doing business internationally, including international economic, geopolitical instability, legal, compliance and supply chain risks;
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
•our ability to develop and maintain proper and effective internal control over financial reporting; and
•the other risk factors set forth under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2026 (the “2025 Form 10-K”).
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$21,050	$20,273
Accounts receivable, net	9,633	10,650
Inventory	79,908	86,177
Prepaid expenses and other current assets	13,545	12,371
Total current assets	124,136	129,471
Property and equipment, net	41,400	39,315
Operating lease right-of-use assets	101,932	88,624
Intangible assets, net	39,022	43,470
Goodwill	95,648	93,695
Deferred tax assets	8	8
Other assets	2,892	2,799
Total assets	$405,038	$397,382
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$42,414	$31,248
Accrued liabilities	27,966	33,532
Sales returns reserve	7,811	7,889
Deferred revenue	12,687	12,707
Income taxes payable	244	243
Operating lease liabilities, current	14,270	13,052
Current portion of long-term debt	6,375	6,375
Total current liabilities	111,767	105,046
Long-term debt	93,491	104,695
Operating lease liabilities	102,156	87,668
Other long-term liabilities	2,055	2,202
Total liabilities	309,469	299,611
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; zero shares issued or outstanding as of each of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 10,963,703 and 10,770,721 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	128	128
Additional paid-in capital	477,961	476,124
Accumulated other comprehensive loss	(50,388)	(53,644)
Accumulated deficit	(332,132)	(324,837)
Total stockholders’ equity	95,569	97,771
Total liabilities and stockholders’ equity	$405,038	$397,382
The accompanying notes are an integral part of these condensed consolidated financial statements.

a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$160,068	$160,524	$292,532	$289,181
Cost of sales	62,224	68,180	111,059	123,181
Gross profit	97,844	92,344	181,473	166,000
Operating expenses:
Selling	47,821	45,399	88,777	83,583
Marketing	21,352	19,918	38,103	35,091
General and administrative	27,505	27,518	57,531	53,200
Total operating expenses	96,678	92,835	184,411	171,874
Income (loss) from operations	1,166	(491)	(2,938)	(5,874)
Other expense
Interest expense	(2,201)	(2,500)	(4,379)	(5,163)
Other income (expense)	775	(624)	133	(919)
Total other expense	(1,426)	(3,124)	(4,246)	(6,082)
Loss before income taxes	(260)	(3,615)	(7,184)	(11,956)
Benefit from (provision for) income taxes	99	(10)	(111)	(19)
Net loss	$(161)	$(3,625)	$(7,295)	$(11,975)
Net loss per share:
Basic and diluted	$(0.01)	$(0.34)	$(0.67)	$(1.13)
Weighted average shares outstanding:
Basic and diluted	10,906,511	10,711,466	10,813,830	10,583,844
The accompanying notes are an integral part of these condensed consolidated financial statements.

a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(161)	$(3,625)	$(7,295)	$(11,975)
Other comprehensive income:
Currency translation	425	4,555	3,256	5,197
Total comprehensive income (loss)	$264	$930	$(4,039)	$(6,778)
The accompanying notes are an integral part of these condensed consolidated financial statements.

a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2025	10,770,721	$128	$476,124	$(53,644)	$(324,837)	$97,771
Equity-based compensation	—	—	1,171	—	—	1,171
Issuance of common stock under employee equity plans, net of shares withheld	48,272	—	(221)	—	—	(221)
Cumulative translation adjustment	—	—	—	2,831	—	2,831
Net loss	—	—	—	—	(7,134)	(7,134)
Balance as of March 31, 2026	10,818,993	128	477,074	(50,813)	(331,971)	94,418
Equity-based compensation	—	—	1,169	—	—	1,169
Issuance of common stock under employee equity plans, net of shares withheld	144,710	—	(282)	—	—	(282)
Repurchase of shares	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	425	—	425
Net loss	—	—	—	—	(161)	(161)
Balance as of June 30, 2026	10,963,703	$128	$477,961	$(50,388)	$(332,132)	$95,569

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	10,669,649	$128	$471,758	$(60,849)	$(293,403)	$117,634
Equity-based compensation	—	—	2,059	—	—	2,059
Issuance of common stock under employee equity plans, net of shares withheld	39,225	—	(249)	—	—	(249)
Repurchase of shares	(15,910)	—	(257)	—	—	(257)
Cumulative translation adjustment	—	—	—	642	—	642
Net loss	—	—	—	—	(8,350)	(8,350)
Balance as of March 31, 2025	10,692,964	128	473,311	(60,207)	(301,753)	111,479
Equity-based compensation	—	—	1,843	—	—	1,843
Issuance of common stock under employee equity plans, net of shares withheld	71,608	—	(1)	—	—	(1)
Repurchase of shares	(12,095)	—	(111)	—	—	(111)
Cumulative translation adjustment	—	—	—	4,555	—	4,555
Net loss	—	—	—	—	(3,625)	(3,625)
Balance as of June 30, 2025	10,752,477	$128	$475,042	$(55,652)	$(305,378)	$114,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(7,295)	$(11,975)
Adjustments to reconcile net loss to net cash provided by in operating activities:
Depreciation expense	4,888	3,901
Amortization expense	4,674	4,802
Amortization of debt issuance costs	302	286
Lease incentives	1,854	2,268
Loss on disposal of businesses	—	600
Non-cash operating lease expense	6,850	5,857
Equity-based compensation	2,340	3,902
Changes in operating assets and liabilities:
Accounts receivable, net	1,010	(16,625)
Inventory	7,121	5,140
Prepaid expenses and other current assets	(1,290)	2,304
Accounts payable	10,747	12,957
Income taxes payable	(5)	(1,097)
Accrued liabilities	(5,877)	276
Sales returns reserve	(100)	2,124
Deferred revenue	(121)	490
Lease liabilities	(6,372)	(5,197)
Net cash provided by operating activities	18,726	10,013
Cash flows from investing activities:
Purchases of property and equipment	(6,911)	(7,922)
Net cash used in investing activities	(6,911)	(7,922)
Cash flows from financing activities:
Proceeds from line of credit, net of issuance costs	—	27,300
Repayment of line of credit	(8,200)	(26,300)
Repayment of debt	(3,187)	(4,200)
Taxes paid related to net share settlement of equity awards	(595)	(376)
Proceeds from issuances under equity-based compensation plans	92	126
Repurchase of shares	—	(367)
Net cash used in financing activities	(11,890)	(3,817)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	866	816
Net (decrease) increase in cash, cash equivalents and restricted cash	791	(910)
Cash, cash equivalents and restricted cash at beginning of period	22,514	26,479
Cash, cash equivalents and restricted cash at end of period	$23,305	$25,569

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$21,050	$23,105
Restricted cash, included in prepaid expenses and other current assets	38	590
Restricted cash, included in other assets	2,217	1,874
Total cash, cash equivalents and restricted cash	$23,305	$25,569
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
The Company generally provides refunds for goods returned within 30 to 45 days from the original purchase date. A returns reserve is recorded by the Company based on historical refund experience with a corresponding reduction of sales and cost of sales. The sales return reserve was $7.8 million and $7.9 million as of June 30, 2026 and December 31, 2025, respectively.
The following table presents a summary of the Company’s sales return reserve:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning balance	$8,571	$9,634	$7,889	$7,587
Returns	(44,061)	(42,757)	(74,600)	(67,862)
Provision	43,301	42,882	74,522	70,034
Ending balance	$7,811	$9,759	$7,811	$9,759
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
Revenue recognized in net sales on breakage of gift cards and online credit for the three months ended June 30, 2026 and 2025 was $0.5 million and $0.7 million, respectively. Revenue recognized in net sales breakage of gift cards and online credit for the six months ended June 30, 2026 and 2025 was $0.9 million and $1.0 million, respectively.
The following table presents the disaggregation of the Company’s net sales by geography, based on customer address:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
U.S.	$110,708	$108,440	$201,556	$196,494
Australia & New Zealand	39,769	45,713	76,701	81,306
Rest of world	9,591	6,371	14,275	11,381
Total	$160,068	$160,524	$292,532	$289,181
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
Note 4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets are comprised of the following:

	June 30, 2026	December 31, 2025
Tariff refund receivable	$2,553	$—
Inventory prepayments	1,778	2,641
Other	9,214	9,730
Total prepaid expenses and other current assets	$13,545	$12,371
In February 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) on goods imported into the United States were unauthorized. The Company serves as the importer of record for certain products previously subject to IEEPA tariffs and paid approximately $25.8 million in such tariffs since their inception. The U.S. Court of International Trade subsequently ordered U.S. Customs and Border Protection (“CBP”) to refund all collected IEEPA tariffs. The Company has complied with CBP’s prescribed administrative process through their Consolidated Administration and Processing of Entries (“CAPE”) system for seeking these refunds. Based upon the U.S. Supreme Court’s ruling, related U.S. Court of International Trade (“CIT”) proceedings, and the Company’s submission of tariff refund requests and assessment of the recoverability of amounts paid, the Company has concluded that the recovery of previously incurred IEEPA tariffs is probable. The estimate reflects Company’s judgment regarding the portion of previously recognized IEEPA tariffs expected to be recoverable through the refund process administered by CBP and it may be subject to change based on the ultimate resolution of refund claims. The ultimate amount of recoveries may differ from the Company’s estimates, based on additional guidance from CBP, the resolution of specific entry-level claims or other administrative developments. To the extent there are changes in amounts that become recoverable, including any associated interest, such amounts will be recognized in the period in which information about the probable and reasonably estimable amounts becomes known to the Company.
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
During the three months ended June 30, 2026, the Company collected $23.2 million of the $25.8 million outstanding receivable, with a remaining balance of $2.6 million included in prepaid expenses and other current asset as of June 30, 2026. Additionally, during the three months ended June 30, 2026, the Company received and recognized $1.0 million of interest income related to IEEPA tariff refunds.
Note 5. Property and Equipment, Net
Property and equipment, net is comprised of the following:

	June 30, 2026	December 31, 2025
Furniture and fixtures	$9,140	$9,099
Machinery and equipment	3,947	3,920
Computer equipment and capitalized software	8,410	7,482
Leasehold improvements	45,640	40,776
Total property and equipment	67,137	61,277
Less: accumulated depreciation	(25,737)	(21,962)
Total property and equipment, net	$41,400	$39,315

Depreciation expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Selling expenses	$2,102	$1,773	$4,111	$3,342
General and administrative expenses	389	273	777	559
Total depreciation expense	$2,491	$2,046	$4,888	$3,901

Note 6. Goodwill
The carrying value of goodwill, as of June 30, 2026 and December 31, 2025, was $95.6 million and $93.7 million, respectively. No goodwill impairment was required during either of the three and six months ended June 30, 2026 and 2025.
The following table summarizes goodwill activity:

Balance as of December 31, 2025	$93,695
Changes in foreign currency translation	1,953
Balance as of June 30, 2026	$95,648
Note 7. Intangible Assets
The gross amounts and accumulated amortization of acquired identifiable intangible assets with finite useful lives as of June 30, 2026 and December 31, 2025, included in intangible assets, net in the accompanying condensed consolidated balance sheets, are as follows:

		June 30, 2026		December 31, 2025
	Useful life	Weighted Average Remaining Amortization Period 2026	2026	Weighted Average Remaining Amortization Period 2025	2025
Customer relationships	4 years	0.0 years	$2,543	0.0 years	$2,543
Brands	10 years	4.8 years	86,383	5.0 years	85,537
Trademarks	5 years	0.0 years	108	0.0 years	105
Total intangible assets			89,034		88,185
Less: accumulated amortization			(50,012)		(44,715)
Total intangible assets, net			$39,022		$43,470
Amortization of acquired intangible assets with finite useful lives is included in general and administrative expenses and was $2.4 million and $2.3 million for the three months ended June 30, 2026 and 2025, respectively and was $4.7 million and $4.8 million for the six months ended June 30, 2026 and 2025, respectively.
Future estimated amortization expense for acquired identifiable intangible assets is as follows:

Amortization Expense
Year ending December 31:
Remainder of 2026	$4,640
2027	9,281
2028	8,401
2029	7,223
2030	6,933
Thereafter	2,544
Total amortization expense	$39,022

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
The Amended and Restated Credit Agreement includes certain financial covenants requiring the Company to maintain a maximum total net leverage ratio and a minimum fixed charge coverage ratio, each tested as of the last day of every fiscal quarter. Specifically, the Company must maintain a maximum total net leverage ratio of 3.50 to 1.00 and a minimum fixed charge coverage ratio of 1.35 to 1.00 for 2025 and 2026, 3.25 to 1.00 and 1.50 to 1.00 for 2027, and 3.00 to 1.00 and 1.75 to 1.00 for 2028, respectively. The agreement also includes a capital expenditure covenant limiting growth-related capital expenditures for new store development to $17.5 million for the period from October 14, 2025, through the first anniversary of that date, with annual limits of $20.0 million and $22.5 million in subsequent years. If the Company does not comply with these financial covenants, it may, subject to certain conditions and limitations, make direct or indirect equity contributions to cure such non-compliance. Additionally, the Company is required to make a mandatory prepayment of a portion of excess cash flow, as defined in the Amended and Restated Credit Agreement, based on its net leverage ratio. A prepayment of 50% of excess cash flow is required if the net leverage ratio exceeds 2.0x, which is reduced to 25% if the ratio is less than or equal to 2.0x, and no prepayment is required if the ratio is less than or equal to 1.0x. As of June 30, 2026, the Company was in compliance with all financial debt covenants.
As of June 30, 2026, the all-in rate (Term SOFR plus the applicable margin) for the Company’s term loan and borrowings under the revolving line of credit was 7.18%.

Total Debt and Interest
Outstanding debt consisted of the following:

	June 30, 2026	December 31, 2025
Term loan	$80,219	$83,406
Revolving credit facility	20,400	28,600
Capitalized debt issuance costs	(753)	(936)
Total debt	99,866	111,070
Less: current portion	(6,375)	(6,375)
Total long-term debt	$93,491	$104,695
Interest expense, which included the amortization of debt issuance costs, totaled $2.2 million and $2.5 million for the three months ended June 30, 2026 and 2025, respectively, and totaled $4.4 million and $5.2 million for the six months ended June 30, 2026 and 2025, respectively. Additionally, as of June 30, 2026, the Company had $6.6 million of outstanding letters of credit. As of June 30, 2026, the carrying value of the Company’s total debt approximated its fair value.
As of June 30, 2026, the maturities of principal amounts of our total debt obligations were as follows:

Year ending December 31:
Remainder of 2026	$3,188
2027	6,375
2028	91,056
Total	$100,619
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
The Company’s operating lease costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease costs	$5,756	$4,513	$11,125	$8,688
Variable lease costs	732	576	1,393	1,011
Short-term lease costs	89	117	152	243
Total lease costs	$6,577	$5,206	$12,670	$9,942
The Company does not have any sublease income and the Company’s lease agreements do not contain any residual value guarantees or material restrictive covenants.

Supplemental cash flow information relating to the Company’s operating leases was as follows:

	Six Months Ended June 30,
	2026	2025
Cash paid for operating lease liabilities	$8,740	$5,839
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	19,140	16,169
Other information relating to the Company’s operating leases was as follows:

	June 30, 2026	December 31, 2025
Weighted-average remaining lease term	6.8 years	6.6 years
Weighted-average discount rate	7.3%	7.4%
As of June 30, 2026, the maturities of operating lease liabilities were as follows:

Remainder of 2026	$10,428
2027	22,899
2028	22,259
2029	22,503
2030	19,882
Thereafter	52,433
Total remaining lease payments	150,404
Less: imputed interest	33,978
Total operating lease liabilities	116,426
Less: current portion	(14,270)
Long-term operating lease liabilities	$102,156
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
The following table summarizes our effective tax rate for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Loss before income taxes	$(260)	$(3,615)	$(7,184)	$(11,956)
Benefit from (provision for) income taxes	99	(10)	(111)	(19)
Effective tax rate	38%	—%	(2)%	—%
For the three months ended June 30, 2026, as compared to the same periods in the prior year, the Company’s effective tax rate changed primarily due to a reduction in projected full-year pre-tax income in the U.S. in the current year, compared to a projected full-year pre-tax loss in the same period in 2025. The effective tax rate for the three months ended June 30, 2026 was higher than the U.S. statutory rate of 21.0% primarily due to a reduction in projected full-year pre-tax income in the U.S. The effective tax rate for the six months ended June 30, 2026 was lower than the U.S. statutory rate of 21.0% primarily due to non-deductible permanent differences in the U.S. and a full valuation allowance on the net deferred tax assets in U.S. and Australia.

Note 11. Accrued Liabilities
Accrued liabilities consisted of the following:

	June 30, 2026	December 31, 2025
Accrued salaries and other benefits	$9,493	$10,888
Accrued freight costs	2,858	4,165
Sales tax payable	3,285	3,786
Accrued marketing costs	5,413	5,736
Accrued professional services	2,460	3,896
Other accrued liabilities	4,457	5,061
Total accrued liabilities	$27,966	$33,532
Note 12. Deferred Revenue
Deferred revenue consisted of the following:

	June 30, 2026	December 31, 2025
Gift cards	$11,918	$12,214
Other	769	493
Total deferred revenue	$12,687	$12,707
Note 13. Equity-based Compensation
Incentive Plans
2021 Omnibus Incentive Plan
In September 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Omnibus Incentive Plan (the “2021 Plan”) which became effective in connection with the Company’s initial public offering of common stock (the “IPO”). The 2021 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units and other forms of equity and cash compensation. A total of 408,355 shares of the Company’s common stock, as adjusted for the Reverse Stock Split (refer to Note 14, “Stockholders’ Equity”), were initially reserved for issuance under the 2021 Plan. The number of shares of common stock reserved and available for issuance under the 2021 Plan increases on January 1 of each year by 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the compensation committee of the Company’s board of directors. On May 30, 2023, the Company’s stockholders approved an amendment to the 2021 Plan to increase the number of shares available for issuance under the 2021 Plan by 833,333 shares of the Company’s common stock, as adjusted for the Reverse Stock Split. On May 22, 2024, the Company’s stockholders approved an amendment to the 2021 Plan to increase the number of shares available for issuance under the 2021 Plan by 1,100,000 shares of the Company’s common stock. As of June 30, 2026, there were 2,876,478 shares reserved for issuance of awards under the 2021 Plan.
2021 Employee Stock Purchase Plan
In September 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Employee Stock Purchase Plan (the “ESPP”) which became effective in connection with the IPO. A total of 102,088 shares of the Company’s common stock, as adjusted for the Reverse Stock Split, were initially reserved for issuance under the ESPP. The number of shares reserved and available for issuance under the ESPP automatically increases on January 1 of each year by 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the compensation committee of the Company’s board of directors. As of June 30, 2026, there were 656,878 shares reserved for issuance under the ESPP.

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
In September 2023, an award, including 416,667 performance-based stock options (the “Bryett Award”), was issued to Wesley Bryett, a member of the Company’s board of directors and co-founder of Princess Polly. This award expires after ten years, or upon the termination of Mr. Bryett’s service to the Company, and includes four tranches of stock options that will vest and become exercisable based upon the achievement of various common stock price targets. The weighted average exercise price for the options in the Bryett Award is $109.27. Each tranche of stock options has a different derived service period, the average of which is approximately 5.5 years. As of June 30, 2026, no options issued as part of the Bryett Award had vested, the options held no intrinsic value, and total unrecognized compensation cost related to the Bryett Award was $0.6 million, which is expected to be recognized over 2.7 years.
In connection with the appointment of Ciaran Long as the Chief Executive Officer in January 2025, Mr. Long was granted a performance-based stock option, representing a contingent right to purchase 100,000 shares of common stock at a specified price, upon vesting of the option (the “Long Award”). The Long Award expires after ten years, or upon the termination of Mr. Long’s service to the Company, and includes four tranches that will vest and become exercisable based upon the achievement of various common stock price targets. The weighted average exercise price for the option in the Long Award is $120.00. Each tranche has a different derived service period, the average of which is approximately 4.2 years. As of June 30, 2026, no tranche of the Long Award had vested, the option held no intrinsic value, and total unrecognized compensation cost related to the Long Award was $0.7 million, which is expected to be recognized over 2.6 years.
A summary of the Company's time-based stock option activity under the 2021 Plan for the six months ended June 30, 2026, is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance as of December 31, 2025	39,820	$81.47	4.99	$—
Granted	—	—
Exercised	—	—
Forfeited/Repurchased	(6,896)	49.56
Balance as of June 30, 2026	32,924	$88.15	5.49	$—
Vested as of June 30, 2026	32,924	$88.15	5.49	$—
As of June 30, 2026, there was no unrecognized compensation cost related to unvested time-based stock options issued under the 2021 Plan.
Restricted Stock Units
The 2021 Plan provides for the issuance of restricted stock units (“RSUs”). Time-based RSUs issued prior to March 31, 2022 vest over four years while all time-based RSUs issued after that date vest over three years.

In May 2024, an award (the “Interim CEO Award”) of 150,000 performance-based RSUs (“PSUs”) was issued to Ciaran Long, Interim Chief Executive Officer and Chief Financial Officer of the Company. The Interim CEO Award expires after five years, or upon the termination of Mr. Long’s service to the Company, and includes ten tranches of PSUs that will vest based upon the achievement of various common stock price targets. If any common stock price target is achieved for one or more tranches of PSUs prior to April 1, 2025, the vesting date for the applicable tranche(s) will be April 1, 2025. At the time of the grant, each PSU had a fair value of $29.50. Each tranche of PSUs has a different derived service period, the average of which is approximately 2.9 years. As of June 30, 2026, the common stock price target for two tranches of PSUs issued as part of the Interim CEO Award had been achieved, and the total unrecognized compensation cost related to the Interim CEO Award was $0.1 million, which is expected to be recognized over a weighted average period of 1.4 years.
A summary of the Company's time-based RSU activity under the 2021 Plan for the six months ended June 30, 2026, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of December 31, 2025	656,522	$12.95
Granted	26,600	9.64
Vested	(237,644)	12.48
Forfeited/Repurchased	(10,075)	12.82
Balance as of June 30, 2026	435,403	$13.01
As of June 30, 2026, there was $4.8 million of total unrecognized compensation cost related to unvested time-based RSUs issued under the 2021 Plan, which is expected to be recognized over a weighted-average period of 1.6 years.
ESPP Purchase Rights
A six-month offering period for the ESPP ended on May 31, 2026. There were 12,535 shares purchased using ESPP purchase rights with a weighted average purchase price of $8.03.
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
The following table summarizes the Company’s equity-based compensation expense by award type for all Plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options	$117	$193	$233	$413
RSUs	1,027	1,599	2,059	3,270
ESPP purchase rights	25	38	48	76
Time-based incentive units	—	13	—	143
Total	$1,169	$1,843	$2,340	$3,902
Note 14. Stockholders’ Equity
Preferred Stock
In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 50,000,000 shares of undesignated preferred stock with a par value of $0.001 per share with rights and preferences, including voting rights, designated from time to time by the Company’s board of directors. There were no shares of preferred stock issued and outstanding as of June 30, 2026.

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
During the three months ended June 30, 2026, the Company repurchased 35,398 shares of its common stock for $0.4 million, at an average price of $10.48 per share, all of which were shares surrendered by employees to satisfy tax obligations upon vesting of equity awards. During the six months ended June 30, 2026, the Company repurchased 55,156 shares of its common stock for $0.6 million, at an average price of $10.74 per share, all of which were shares surrendered by employees to satisfy tax obligations upon vesting of equity awards. No repurchases were made under the Share Repurchase Program during the six months ended June 30, 2026.
Note 15. Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share and a reconciliation of the weighted average number of shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(161)	$(3,625)	$(7,295)	$(11,975)
Denominator:
Weighted-average common shares outstanding, basic and diluted	10,906,511	10,711,466	10,813,830	10,583,844
Net loss per share:
Net loss per share, basic and diluted	$(0.01)	$(0.34)	$(0.67)	$(1.13)
Basic net income (loss) per share is calculated by dividing net income (loss) for the period by the weighted-average number of shares of common stock for the period. Diluted net income (loss) per share has been calculated in a manner consistent with that of basic net income (loss) per share while giving effect to shares issuable upon exercise and/or vesting of potentially dilutive stock option and RSU grants, as well as ESPP purchase rights, outstanding during the period, if applicable. Due to the net loss for all periods shown, no potentially dilutive securities had an impact on diluted loss per share for any period. For the three months ended June 30, 2026 and 2025, 541,520 and 663,777 shares, respectively, were excluded from the calculation of weighted-average diluted common shares outstanding as they had an anti-dilutive effect. For the six months ended June 30, 2026 and 2025, 524,057 and 534,178 shares, respectively, were excluded from the calculation of weighted-average diluted common shares outstanding as they had an anti-dilutive effect.

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
The following table sets forth gross margin for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$160,068	$160,524	$292,532	$289,181
Cost of sales	62,224	68,180	111,059	123,181
Gross profit	$97,844	$92,344	$181,473	$166,000
Gross margin	61.1%	57.5%	62.0%	57.4%
Note 18. Subsequent Events
The Company has evaluated subsequent events occurring through August 5, 2026, the date that these financial statements were issued, and determined the following subsequent event occurred that would require disclosure in these financial statements.
Revolving Line of Credit
On July 29, 2026, the Company borrowed $3.5 million under the revolving line of credit, which is part of the Company’s Amended and Restated Credit Agreement. The initial applicable interest rate for the borrowings is 7.59% and final payoff is due on October 14, 2028.

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
The following table sets forth our key operating metrics for each period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, other than dollar figures)	2026	2025	2026	2025
Active customers	4.31	4.13	4.31	4.13
Average order value	$78	$78	$78	$78
Number of orders	2.04	2.05	3.77	3.71
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
Key Financial Metrics
The following table sets forth our key financial metrics prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and non-GAAP financial metrics for each period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Gross margin	61%	58%	62%	57%
Net loss	$(161)	$(3,625)	$(7,295)	$(11,975)
Net loss margin	—%	(2)%	(2)%	(4)%
Adjusted EBITDA	$8,728	$7,520	$13,876	$10,186
Adjusted EBITDA margin	5%	5%	5%	4%
Net cash provided by operating activities			$18,726	$10,013
Free Cash Flow			$11,815	$2,091
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

The following table reflects a reconciliation of Adjusted EBITDA to net loss and Adjusted EBITDA margin to net loss margin, the most directly comparable financial measures prepared in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Net loss	$(161)	$(3,625)	$(7,295)	$(11,975)
Add (deduct):
Total other expense	1,426	3,124	4,246	6,082
Provision for income tax	(99)	10	111	19
Depreciation and amortization expense	4,835	4,329	9,562	8,703
Equity-based compensation expense	1,169	1,843	2,340	3,902
Distribution center relocation costs	256	—	740	737
Non-routine legal matters	1,037	1,489	3,687	2,200
Non-routine items[1]	265	350	485	518
Adjusted EBITDA	$8,728	$7,520	$13,876	$10,186
Net loss margin	—%	(2)%	(2)%	(4)%
Adjusted EBITDA margin	5%	5%	5%	4%
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
The following table presents a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities, the most directly comparable financial measure prepared in accordance with GAAP:

	Six Months Ended June 30,
(dollars in thousands)	2026	2025
Net cash provided by operating activities	$18,726	$10,013
Less: purchases of property and equipment	(6,911)	(7,922)
Free Cash Flow	$11,815	$2,091
Our Free Cash Flow has fluctuated over time primarily as a result of timing of inventory purchases, purchases of property and equipment and fluctuations in earnings.
For the six months ended June 30, 2026, net cash provided by operating activities increased by $8.7 million compared to net cash provided by operating activities for the six months ended June 30, 2025. This was attributable primarily to the receipt of IEEPA tariff refunds offset by increased inventory purchases and timing of payments.
For the six months ended June 30, 2026, Free Cash Flow increased by $9.7 million compared to Free Cash Flow for the six months ended June 30, 2025. This was attributable primarily to the receipt of IEEPA tariff refunds and less capital expenditures related to opening new stores, compared to the prior year, offset by increased inventory purchases and timing of payments.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net sales	$160,068	$160,524	$292,532	$289,181
Cost of sales	62,224	68,180	111,059	123,181
Gross profit	97,844	92,344	181,473	166,000
Operating expenses:
Selling	47,821	45,399	88,777	83,583
Marketing	21,352	19,918	38,103	35,091
General and administrative	27,505	27,518	57,531	53,200
Total operating expenses	96,678	92,835	184,411	171,874
Income (loss) from operations	1,166	(491)	(2,938)	(5,874)
Other expense
Interest expense	(2,201)	(2,500)	(4,379)	(5,163)
Other income (expense)	775	(624)	133	(919)
Total other expense	(1,426)	(3,124)	(4,246)	(6,082)
Loss before income taxes	(260)	(3,615)	(7,184)	(11,956)
Benefit from (provision for) income taxes	99	(10)	(111)	(19)
Net loss	$(161)	$(3,625)	$(7,295)	$(11,975)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	100%	100%	100%	100%
Cost of sales	39%	42%	38%	43%
Gross profit	61%	58%	62%	57%
Operating expenses:
Selling	30%	28%	30%	29%
Marketing	13%	12%	13%	12%
General and administrative	17%	17%	20%	18%
Total operating expenses	60%	58%	63%	59%
Income (loss) from operations	1%	—%	(1%)	(2%)
Other expense
Interest expense	(1%)	(2%)	(1%)	(2%)
Other income (expense)	—%	—%	—%	—%
Total other expense	(1%)	(2%)	(1%)	(2%)
Loss before income taxes	—%	(2%)	(2%)	(4%)
Benefit from (provision for) income taxes	—%	—%	—%	—%
Net loss	—%	(2%)	(2%)	(4%)

Comparison of the Three Months Ended June 30, 2026 and 2025
Net Sales

	Three Months Ended June 30,
(in thousands)	2026	2025
Net sales	$160,068	$160,524
Net sales decreased by $0.5 million for the three months ended June 30, 2026 as compared to the same period in 2025. The decrease in net sales was primarily driven by a decrease in the number of orders we processed in the three months ended June 30, 2026 compared to the same period in 2025, which was driven by lower demand in Australia and New Zealand. On a constant currency basis, net sales and average order value for the three months ended June 30, 2026 would have each decreased 5%, compared to the same period in 2025.
Gross Profit

	Three Months Ended June 30,
(dollars in thousands)	2026	2025
Gross profit	$97,844	$92,344
Gross margin	61%	58%
Gross profit increased by $5.5 million, or 6%, for the three months ended June 30, 2026 compared to the same period in 2025. This increase as well as the increase to gross margin were primarily driven by lower tariff rates and the improved full price selling on our streetwear brands.
Selling Expenses

	Three Months Ended June 30,
(dollars in thousands)	2026	2025
Selling	$47,821	$45,399
Percent of net sales	30%	28%
Selling expenses increased by $2.4 million, or 5%, for the three months ended June 30, 2026, as compared to the same period in 2025. This increase, as well as the increase in selling expenses as a percentage of net sales, was driven by the opening of additional stores.
Marketing Expenses

	Three Months Ended June 30,
(dollars in thousands)	2026	2025
Marketing	$21,352	$19,918
Percent of net sales	13%	12%
Marketing expenses increased by $1.4 million, or 7%, for the three months ended June 30, 2026, as compared to the same period in 2025.
General and Administrative Expenses

	Three Months Ended June 30,
(dollars in thousands)	2026	2025
General and administrative	$27,505	$27,518
Percent of net sales	17%	17%
General and administrative expenses and general and administrative expenses as a percentage of net sales were flat for the three months ended June 30, 2026, as compared to the same period in 2025.

Other Expense

	Three Months Ended June 30,
(dollars in thousands)	2026	2025
Other expense
Interest expense	$(2,201)	$(2,500)
Other income (expense)	775	(624)
Total other expense	$(1,426)	$(3,124)
Percent of net sales	(1)%	(2)%
Total other expense decreased by $1.7 million, or 54%, for the three months ended June 30, 2026 compared to the same period in 2025. This increase as well as the increase to the change in other expense as a percentage of sales was primarily due to a $1.0 million increase in interest income from IEEPA tariff refunds and the impact of foreign currency.
Benefit from (provision for) Income Taxes

	Three Months Ended June 30,
(dollars in thousands)	2026	2025
Benefit from (provision for) income taxes	$99	$(10)
Percent of net sales	—%	—%
Benefit from (provision for) income taxes changed by $0.1 million for the three months ended June 30, 2026 compared to the same period in 2025. This change was primarily due to a reduction in projected full-year pre-tax income in the U.S. in the current year, compared to a projected full-year pre-tax loss in the same period in 2025.

Comparison of the Six Months Ended June 30, 2026 and 2025
Net Sales

	Six Months Ended June 30,
(dollars in thousands)	2026	2025
Net sales	$292,532	$289,181
Net sales increased by $3.4 million, or 1%, for the six months ended June 30, 2026 compared to the same period in 2025. The increase in net sales was primarily driven by a 2% increase in the number of orders we processed in 2026 compared to 2025. On a constant currency basis, net sales and average order value for the six months ended June 30, 2026 would have decreased 3% and 4%, respectively, compared to 2025.
Gross Profit

	Six Months Ended June 30,
(dollars in thousands)	2026	2025
Gross profit	$181,473	$166,000
Gross margin	62%	57%
Gross profit increased by $15.5 million, or 9%, for the six months ended June 30, 2026 compared to the same period in 2025. This increase was primarily driven by lower current year tariff rates, the improved full price selling on our streetwear brands, and a $16.5 million benefit from tariff refunds related to prior periods; partially offset by a $12.0 million write-off of streetwear inventory as we fully transition to our test-and-repeat model. Gross margin increased primarily due to the impact from lower current year tariff rates and an improved inventory position.
Selling Expenses

	Six Months Ended June 30,
(dollars in thousands)	2026	2025
Selling	$88,777	$83,583
Percent of net sales	30%	29%
Selling expenses increased by $5.2 million, or 6%, for the six months ended June 30, 2026 compared to the same period in 2025. This increase was driven by the opening of additional stores, as well as the 1% increase in net sales for the six months ended June 30, 2026. The increase in selling expenses as a percentage of net sales was primarily due to the opening of additional stores.
Marketing Expenses

	Six Months Ended June 30,
(dollars in thousands)	2026	2025
Marketing	$38,103	$35,091
Percent of net sales	13%	12%

Marketing expenses increased by $3.0 million, or 9%, for the six months ended June 30, 2026 compared to the same period in 2025.
General and Administrative Expenses

	Six Months Ended June 30,
(dollars in thousands)	2026	2025
General and administrative	$57,531	$53,200
Percent of net sales	20%	18%
General and administrative expenses increased by $4.3 million, or 8%, for the six months ended June 30, 2026 compared to the same period in 2025. The increase was primarily driven by a $2.3 million increase in wages and incentive compensation expenses, a $1.6 million increase in information technology expenses and a $1.5 million increase in non-routine legal expenses partially offset by a $0.8 million decrease in office related expenses, and a $0.2 million decrease in travel and entertainment expenses. The increase in general and administrative expenses as a percentage of net sales was primarily due to the increase in wages and incentive compensation expenses and information technology expenses.

Other Expense

	Six Months Ended June 30,
(dollars in thousands)	2026	2025
Other expense
Interest expense	$(4,379)	$(5,163)
Other income (expense)	133	(919)
Total other expense	$(4,246)	$(6,082)
Percent of net sales	(1)%	(2)%
Other expense decreased by $1.8 million, or 30%, for the six months ended June 30, 2026 compared to the same period in 2025 primarily due to $1.0 million increase in interest income from IEEPA tariff refunds, lower interest expense from a decrease in our long-term debt balance and interest rates and the impact of foreign currency. The decrease in other expense as a percentage of net sales was primarily due to interest income from IEEPA tariff refunds and the decrease in our long-term debt balance and interest rates.
Provision For Income Taxes

	Six Months Ended June 30,
(dollars in thousands)	2026	2025
Provision for income taxes	$(111)	$(19)
Percent of net sales	—%	—%
Provision for income taxes changed by $0.1 million for the six months ended June 30, 2026 compared to the same period in 2025. This change was primarily due to projected taxable income in the U.K. and New Zealand in the current year.

Liquidity and Capital Resources
As of June 30, 2026, our principal sources of liquidity were cash and cash equivalents totaling $21.1 million, our revolving line of credit and our term loan accordion provision.
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
The Amended and Restated Credit Agreement extends the maturity date of (i) the revolving credit facility commitments to October 14, 2028 and (ii) the term loans to October 14, 2028. We are required to make mandatory amortization payments in respect of the term loans in an amount equal to (a) commencing with the fiscal quarter ending on December 31, 2025 and until the fiscal quarter ending on December 31, 2027, a principal amount of term loans equal to the aggregate outstanding principal amount of term loans made on the date of the execution of the Amended and Restated Credit Agreement, multiplied by 1.875% and (b) commencing with the fiscal quarter ending on March 31, 2028, a principal amount of term loans equal to the aggregate outstanding principal amount of term loans made on the date of the execution of the Amended and Restated Credit Agreement, multiplied by 2.50%. As of June 30, 2026, principal payments of our term loan for the next twelve months are anticipated to total $6.4 million.
Under the Amended and Restated Credit Agreement, we are subject to certain financial covenant ratios and certain annual mandatory prepayment terms based on excess cash flows, as defined in the Amended and Restated Credit Agreement, based on our net leverage ratio. If we are unable to comply with certain financial covenant ratios, which include provisions that are not precisely defined and are subject to interpretation, and terms requiring mandatory prepayment based on a percentage of excess cash flows, our long-term liquidity position may be adversely impacted. Furthermore, the variable interest rates associated with our senior secured credit facility could result in interest payments that are higher than anticipated. We were in compliance with all debt covenants as of June 30, 2026, and expect to be in compliance beyond the next 12 months, although our ability to meet these financial ratios and tests can be affected by the interpretation of certain provisions in our Amended and Restated Credit Agreement, macro-economic factors and the seasonality of our business.

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
Historical Cash Flows

	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash provided by operating activities	$18,726	$10,013
Net cash used in investing activities	(6,911)	(7,922)
Net cash used in financing activities	(11,890)	(3,817)
Net Cash Provided by Operating Activities
Net cash provided by operating activities consists primarily of net income (loss) adjusted for certain non-cash items, including depreciation, amortization, equity-based compensation, the effect of changes in working capital and other activities.
During the six months ended June 30, 2026, net cash provided by operating activities increased by $8.7 million as compared to the same period in 2025. This was attributable primarily to the receipt of IEEPA tariff refunds offset by increased inventory purchases and timing of payments.
Net Cash Used in Investing Activities
Our primary investing activities have consisted of acquisitions to support our overall business growth and investments in our fulfillment centers, our stores and our internally developed software to support our infrastructure. Purchases of property and equipment may vary from period to period due to timing of the expansion of our operations.
During the six months ended June 30, 2026, net cash used in investing activities decreased by $1.0 million, as compared to the same period in 2025. This was attributable to less capital expenditures related to opening new stores compared to the prior year.
Net Cash Used in Financing Activities
Our financing activities have historically consisted of cash proceeds from borrowings, cash used to pay down borrowings, cash received from the sale of our common stock in the IPO and cash used to repurchase shares of our common stock.
During the six months ended June 30, 2026, net cash used in financing activities increased by $8.1 million, as compared to the same period in 2025. This was primarily attributable to no borrowings on our line of credit in 2026, as compared to the prior period.

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
During the three and six months ended June 30, 2026, no shares were repurchased under the Share Repurchase Program.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation is performed to determine whether our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Due to the material weaknesses described below, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2026. Nevertheless, based on the performance of additional procedures by management designed to ensure reliability of financial reporting, the Company’s management has concluded that, notwithstanding the material weaknesses described below, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with GAAP.
Material Weaknesses
We have identified material weaknesses in the design and operation of our internal control over financial reporting in connection with the preparation of our financial statements, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, that had not been remediated as of June 30, 2026. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company’s management, including our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2026:

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

While the material weaknesses have not been remediated as of June 30, 2026, management is devoting substantial resources to the ongoing remediation efforts and is targeting remediation by the end of fiscal year ending December 31, 2026. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify certain of the remediation measures described above. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively.
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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors set forth in our 2025 Form 10-K, as supplemented by the disclosure in Part II, Item 1A in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026.

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
The following table sets forth our share repurchase activity, on a settlement date basis, for the three months ended June 30, 2026:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (millions)[2]
April 1, 2026 - April 30, 2026	6,671	$10.25	—	$1.0
May 1, 2026 - May 31, 2026	28,692	10.54	—	1.0
June 1, 2026 - June 30, 2026	35	9.46	—	1.0
Total	35,398		—
1. 35,398 of these shares represent shares of common stock surrendered by certain of our employees to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of restricted shares of common stock issued under the 2021 Omnibus Incentive Plan. With respect to these surrendered shares, the price paid per share is based on the fair value at the time of surrender.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2026, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

a.k.a. Brands Holding Corp.

Date: August 5, 2026	By:	/s/ Kevin Grant
	Name:	Kevin Grant
	Title:	Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)