Form 10-Q
period 2026-09-30
A.K.A. BRANDS HOLDING CORP.
filed 2026-11-04
CIK 1865107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________________________________
FORM 10-Q
__________________________________________________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 2, 2026, the registrant had 11,060,649 shares of common stock outstanding.

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
•our ability to attract or retain key personnel, manage executive officer succession effectively or hire, develop and motivate key employees;
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$15,554	$20,273
Accounts receivable, net	9,369	10,650
Inventory	95,421	86,177
Prepaid expenses and other current assets	14,667	12,371
Total current assets	135,011	129,471
Property and equipment, net	43,724	39,315
Operating lease right-of-use assets	111,921	88,624
Intangible assets, net	36,760	43,470
Goodwill	96,469	93,695
Deferred tax assets	8	8
Other assets	3,048	2,799
Total assets	$426,941	$397,382
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$50,867	$31,248
Accrued liabilities	32,975	33,532
Sales returns reserve	7,575	7,889
Deferred revenue	13,478	12,707
Income taxes payable	301	243
Operating lease liabilities, current	15,370	13,052
Current portion of long-term debt	6,375	6,375
Total current liabilities	126,941	105,046
Long-term debt	95,487	104,695
Operating lease liabilities	112,287	87,668
Other long-term liabilities	2,032	2,202
Total liabilities	336,747	299,611
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; zero shares issued or outstanding as of each of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 11,028,382 and 10,770,721 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	128	128
Additional paid-in capital	478,887	476,124
Accumulated other comprehensive loss	(48,962)	(53,644)
Accumulated deficit	(339,859)	(324,837)
Total stockholders’ equity	90,194	97,771
Total liabilities and stockholders’ equity	$426,941	$397,382
The accompanying notes are an integral part of these condensed consolidated financial statements.

a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$161,340	$147,077	$453,872	$436,258
Cost of sales	64,400	60,094	175,459	183,275
Gross profit	96,940	86,983	278,413	252,983
Operating expenses:
Selling	52,276	43,218	141,053	126,801
Marketing	21,124	18,500	59,227	53,591
General and administrative	27,663	26,693	85,194	79,893
Total operating expenses	101,063	88,411	285,474	260,285
Loss from operations	(4,123)	(1,428)	(7,061)	(7,302)
Other expense
Interest expense	(2,143)	(2,360)	(6,522)	(7,523)
Other expense	(1,292)	(299)	(1,159)	(1,218)
Total other expense	(3,435)	(2,659)	(7,681)	(8,741)
Loss before income taxes	(7,558)	(4,087)	(14,742)	(16,043)
Provision for income taxes	(169)	(873)	(280)	(892)
Net loss	$(7,727)	$(4,960)	$(15,022)	$(16,935)
Net loss per share:
Basic and diluted	$(0.70)	$(0.46)	$(1.38)	$(1.58)
Weighted average shares outstanding:
Basic and diluted	11,011,744	10,744,706	10,873,715	10,716,977
The accompanying notes are an integral part of these condensed consolidated financial statements.

a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(7,727)	$(4,960)	$(15,022)	$(16,935)
Other comprehensive income:
Currency translation	1,426	1,025	4,682	6,222
Total comprehensive loss	$(6,301)	$(3,935)	$(10,340)	$(10,713)
The accompanying notes are an integral part of these condensed consolidated financial statements.

a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2025	10,770,721	$128	$476,124	$(53,644)	$(324,837)	$97,771
Equity-based compensation	—	—	1,171	—	—	1,171
Issuance of common stock under employee equity plans, net of shares withheld	48,272	—	(221)	—	—	(221)
Cumulative translation adjustment	—	—	—	2,831	—	2,831
Net loss	—	—	—	—	(7,134)	(7,134)
Balance as of March 31, 2026	10,818,993	128	477,074	(50,813)	(331,971)	94,418
Equity-based compensation	—	—	1,169	—	—	1,169
Issuance of common stock under employee equity plans, net of shares withheld	144,710	—	(282)	—	—	(282)
Repurchase of shares	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	425	—	425
Net loss	—	—	—	—	(161)	(161)
Balance as of June 30, 2026	10,963,703	$128	$477,961	$(50,388)	$(332,132)	$95,569
Equity-based compensation	—	—	1,123	—	—	1,123
Issuance of common stock under employee equity plans, net of shares withheld	64,679	—	(197)	—	—	(197)
Repurchase of shares	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	1,426	—	1,426
Net loss	—	—	—	—	(7,727)	(7,727)
Balance as of September 30, 2026	11,028,382	$128	$478,887	$(48,962)	$(339,859)	$90,194

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	10,669,649	$128	$471,758	$(60,849)	$(293,403)	$117,634
Equity-based compensation	—	—	2,059	—	—	2,059
Issuance of common stock under employee equity plans, net of shares withheld	39,225	—	(249)	—	—	(249)
Repurchase of shares	(15,910)	—	(257)	—	—	(257)
Cumulative translation adjustment	—	—	—	642	—	642
Net loss	—	—	—	—	(8,350)	(8,350)
Balance as of March 31, 2025	10,692,964	128	473,311	(60,207)	(301,753)	111,479
Equity-based compensation	—	—	1,843	—	—	1,843
Issuance of common stock under employee equity plans, net of shares withheld	71,608	—	(1)	—	—	(1)
Repurchase of shares	(12,095)	—	(111)	—	—	(111)
Cumulative translation adjustment	—	—	—	4,555	—	4,555
Net loss	—	—	—	—	(3,625)	(3,625)
Balance as of June 30, 2025	10,752,477	$128	$475,042	$(55,652)	$(305,378)	$114,140
Equity-based compensation	—	—	1,895	—	—	1,895
Issuance of common stock under employee equity plans, net of shares withheld	112,619	—	(387)	—	—	(387)
Repurchase of shares	(159,201)	—	(1,608)	—	—	(1,608)
Cumulative translation adjustment	—	—	—	1,025	—	1,025
Net loss	—	—	—	—	(4,960)	(4,960)
Balance as of September 30, 2025	10,705,895	$128	$474,942	$(54,627)	$(310,338)	$110,105

The accompanying notes are an integral part of these condensed consolidated financial statements.

a.k.a. BRANDS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(15,022)	$(16,935)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	7,554	6,139
Amortization expense	7,014	7,128
Amortization of debt issuance costs	451	425
Lease incentives	2,063	3,309
Loss on disposal of businesses	—	600
Non-cash operating lease expense	10,830	9,356
Equity-based compensation	3,463	5,797
Changes in operating assets and liabilities:
Accounts receivable, net	1,289	107
Inventory	(8,138)	1,297
Prepaid expenses and other current assets	(2,460)	1,071
Accounts payable	19,150	7,421
Income taxes payable	52	(1,656)
Accrued liabilities	(989)	(1,036)
Sales returns reserve	(340)	(566)
Deferred revenue	638	434
Lease liabilities	(9,353)	(8,143)
Net cash provided by operating activities	16,202	14,748
Cash flows from investing activities:
Purchases of property and equipment	(11,819)	(12,340)
Net cash used in investing activities	(11,819)	(12,340)
Cash flows from financing activities:
Proceeds from line of credit, net of issuance costs	3,500	29,800
Repayment of line of credit	(8,200)	(26,300)
Repayment of debt	(4,781)	(4,200)
Taxes paid related to net share settlement of equity awards	(800)	(763)
Proceeds from issuances under equity-based compensation plans	101	126
Repurchase of shares	—	(1,975)
Net cash used in financing activities	(10,180)	(3,312)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,267	754
Net (decrease) increase in cash, cash equivalents and restricted cash	(4,530)	(150)
Cash, cash equivalents and restricted cash at beginning of period	22,514	26,479
Cash, cash equivalents and restricted cash at end of period	$17,984	$26,329

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$15,554	$23,426
Restricted cash, included in prepaid expenses and other current assets	—	717
Restricted cash, included in other assets	2,430	2,186
Total cash, cash equivalents and restricted cash	$17,984	$26,329
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
The Company generally provides refunds for goods returned within 30 to 45 days from the original purchase date. A returns reserve is recorded by the Company based on historical refund experience with a corresponding reduction of sales and cost of sales. The sales return reserve was $7.6 million and $7.9 million as of September 30, 2026 and December 31, 2025, respectively.
The following table presents a summary of the Company’s sales return reserve:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning balance	$7,811	$9,759	$7,889	$7,587
Returns	(38,208)	(35,498)	(112,808)	(103,360)
Provision	37,972	32,820	112,494	102,854
Ending balance	$7,575	$7,081	$7,575	$7,081
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
Revenue recognized in net sales on breakage of gift cards and online credit for the three months ended September 30, 2026 and 2025 was $0.6 million and $0.5 million, respectively. Revenue recognized in net sales breakage of gift cards and online credit for the nine months ended September 30, 2026 and 2025 was $1.4 million and $1.5 million, respectively.
During the third quarter of 2026, the Company identified errors in the calculation of net sales attributable to geographic areas in its disaggregation of revenue disclosure. The errors resulted in an overstatement of Australia & New Zealand and Rest of world net sales and an understatement of U.S. net sales in previously reported periods. The errors had no effect on consolidated net sales or on any other amount in the Company’s annual consolidated financial statements or its interim condensed consolidated financial statements. The Company evaluated the errors under SEC Staff Accounting Bulletins No. 99 and No. 108 and concluded they were not material to any previously issued financial statements. Prior-period amounts in the tables below have been revised to correct for these errors.
The following tables present the disaggregation of the Company’s net sales by geography, based on customer address:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
U.S.	$112,597	$98,733	$318,532	$299,519
Australia & New Zealand	41,160	44,106	113,735	121,381
Rest of world	7,583	4,238	21,605	15,358
Total	$161,340	$147,077	$453,872	$436,258
The Company will revise consolidated financial statements for the years ended December 31, 2025 and 2024 and the condensed consolidated financial statements for the impacted interim periods within 2026 and 2025 to correct these disclosures when those periods are presented. The corrected amounts for each period are summarized below.

	Three Months Ended March 31,
	2026	2025
U.S.	$93,662	$90,162
Australia & New Zealand	34,153	33,663
Rest of world	4,649	4,832
Total	$132,464	$128,657

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
U.S.	$112,274	$110,623	$205,935	$200,785
Australia & New Zealand	38,421	43,612	72,574	77,275
Rest of world	9,373	6,289	14,023	11,121
Total	$160,068	$160,524	$292,532	$289,181

	Year Ended December 31,
	2025	2024
U.S.	$404,880	$371,561
Australia & New Zealand	175,550	178,307
Rest of world	19,778	24,829
Total	$600,208	$574,697
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
Recent Accounting Pronouncements
In November 2024, FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) and in January 2025, FASB issued ASU 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU 2024-03. ASU 2024-03 will require the Company to disclose the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization, as applicable, included in certain expense captions in the Company’s consolidated statements of income, as well as qualitatively describe remaining amounts included in those captions. The Company intends to adopt ASU 2024-03 for the Company’s fiscal year ending December 31, 2027 using a prospective transition method.
Note 3. Inventory
At the end of March 2026, the Company recorded a charge of $12.0 million to cost of sales in the accompanying condensed consolidated statements of income. The write-down was primarily of streetwear inventory as we fully transition to our test-and-repeat model.
Note 4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets are comprised of the following:

	September 30, 2026	December 31, 2025
Inventory prepayments	1,965	2,641
Other	12,702	9,730
Total prepaid expenses and other current assets	$14,667	$12,371

In February 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) on goods imported into the United States were unauthorized. The Company serves as the importer of record for certain products previously subject to IEEPA tariffs and paid approximately $25.8 million in such tariffs since their inception. The U.S. Court of International Trade subsequently ordered U.S. Customs and Border Protection (“CBP”) to refund all collected IEEPA tariffs. The Company has complied with CBP’s prescribed administrative process through their Consolidated Administration and Processing of Entries (“CAPE”) system for seeking these refunds. Based upon the U.S. Supreme Court’s ruling, related U.S. Court of International Trade (“CIT”) proceedings, and the Company’s submission of tariff refund requests and assessment of the recoverability of amounts paid, the Company has concluded that the recovery of previously incurred IEEPA tariffs is probable. The estimate reflects the Company’s judgment regarding the portion of previously recognized IEEPA tariffs expected to be recoverable through the refund process administered by CBP and it may be subject to change based on the ultimate resolution of refund claims. The ultimate amount of recoveries may differ from the Company’s estimates, based on additional guidance from CBP, the resolution of specific entry-level claims or other administrative developments. To the extent there are changes in amounts that become recoverable, including any associated interest, such amounts will be recognized in the period in which information about the probable and reasonably estimable amounts becomes known to the Company.
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
During the three months ended June 30, 2026, the Company collected $23.2 million of the $25.8 million outstanding receivable, with a remaining balance of $2.6 million included in prepaid expenses and other current assets as of June 30, 2026. Additionally, during the three months ended June 30, 2026, the Company received and recognized $1.0 million of interest income related to IEEPA tariff refunds.
During the three months ended September 30, 2026, the Company collected $0.1 million of the $2.6 million outstanding receivable, recorded a $0.1 million reduction to interest income and sold the remaining receivables for $1.9 million with the difference being recognized as a loss on sale and recorded within other expense.
Note 5. Property and Equipment, Net
Property and equipment, net is comprised of the following:

	September 30, 2026	December 31, 2025
Furniture and fixtures	$10,069	$9,099
Machinery and equipment	4,021	3,920
Computer equipment and capitalized software	9,605	7,482
Leasehold improvements	48,542	40,776
Total property and equipment	72,237	61,277
Less: accumulated depreciation	(28,513)	(21,962)
Total property and equipment, net	$43,724	$39,315
Depreciation expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Selling expenses	$2,236	$1,922	$6,347	$5,264
General and administrative expenses	430	316	1,207	875
Total depreciation expense	$2,666	$2,238	$7,554	$6,139

Note 6. Goodwill
The carrying value of goodwill, as of September 30, 2026 and December 31, 2025, was $96.5 million and $93.7 million, respectively. No goodwill impairment was required during either of the three and nine months ended September 30, 2026 and 2025.

The following table summarizes goodwill activity:

Balance as of December 31, 2025	$93,695
Changes in foreign currency translation	2,774
Balance as of September 30, 2026	$96,469
Note 7. Intangible Assets
The gross amounts and accumulated amortization of acquired identifiable intangible assets with finite useful lives as of September 30, 2026 and December 31, 2025, included in intangible assets, net in the accompanying condensed consolidated balance sheets, are as follows:

		September 30, 2026		December 31, 2025
	Useful life	Weighted Average Remaining Amortization Period 2026	2026	Weighted Average Remaining Amortization Period 2025	2025
Customer relationships	4 years	0.0 years	$2,543	0.0 years	$2,543
Brands	10 years	4.3 years	86,740	5.0 years	85,537
Trademarks	5 years	0.0 years	110	0.0 years	105
Total intangible assets			89,393		88,185
Less: accumulated amortization			(52,633)		(44,715)
Total intangible assets, net			$36,760		$43,470
Amortization of acquired intangible assets with finite useful lives is included in general and administrative expenses and was $2.3 million and $2.3 million for the three months ended September 30, 2026 and 2025, respectively and was $7.0 million and $7.1 million for the nine months ended September 30, 2026 and 2025, respectively.
Future estimated amortization expense for acquired identifiable intangible assets is as follows:

Amortization Expense
Year ending December 31:
Remainder of 2026	$2,327
2027	9,309
2028	8,419
2029	7,225
2030	6,932
Thereafter	2,548
Total amortization expense	$36,760
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
The Amended and Restated Credit Agreement includes certain financial covenants requiring the Company to maintain a maximum total net leverage ratio and a minimum fixed charge coverage ratio, each tested as of the last day of every fiscal quarter. Specifically, the Company must maintain a maximum total net leverage ratio of 3.50 to 1.00 and a minimum fixed charge coverage ratio of 1.35 to 1.00 for 2025 and 2026, 3.25 to 1.00 and 1.50 to 1.00 for 2027, and 3.00 to 1.00 and 1.75 to 1.00 for 2028, respectively. The agreement also includes a capital expenditure covenant limiting growth-related capital expenditures for new store development to $17.5 million for the period from October 14, 2025, through the first anniversary of that date, with annual limits of $20.0 million and $22.5 million in subsequent years. If the Company does not comply with these financial covenants, it may, subject to certain conditions and limitations, make direct or indirect equity contributions to cure such non-compliance. Additionally, the Company is required to make a mandatory prepayment of a portion of excess cash flow, as defined in the Amended and Restated Credit Agreement, based on its net leverage ratio. A prepayment of 50% of excess cash flow is required if the net leverage ratio exceeds 2.0x, which is reduced to 25% if the ratio is less than or equal to 2.0x, and no prepayment is required if the ratio is less than or equal to 1.0x. As of September 30, 2026, the Company was in compliance with all financial debt covenants.
As of September 30, 2026, the all-in rate (Term SOFR plus the applicable margin) for the Company’s term loan and borrowings under the revolving line of credit was 7.58%.
Total Debt and Interest
Outstanding debt consisted of the following:

	September 30, 2026	December 31, 2025
Term loan	$78,625	$83,406
Revolving credit facility	23,900	28,600
Capitalized debt issuance costs	(663)	(936)
Total debt	101,862	111,070
Less: current portion	(6,375)	(6,375)
Total long-term debt	$95,487	$104,695
Interest expense, which included the amortization of debt issuance costs, totaled $2.1 million and $2.4 million for the three months ended September 30, 2026 and 2025, respectively, and totaled $6.5 million and $7.5 million for the nine months ended September 30, 2026 and 2025, respectively. Additionally, as of September 30, 2026, the Company had $9.3 million of outstanding letters of credit. As of September 30, 2026, the carrying value of the Company’s total debt approximated its fair value.
As of September 30, 2026, the maturities of principal amounts of our total debt obligations were as follows:

Year ending December 31:
Remainder of 2026	$1,594
2027	6,375
2028	94,556
Total	$102,525

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
The Company’s operating lease costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease costs	$6,273	$5,045	$17,399	$13,776
Variable lease costs	796	565	2,189	1,577
Short-term lease costs	91	113	243	356
Total lease costs	$7,160	$5,723	$19,831	$15,709
The Company does not have any sublease income and the Company’s lease agreements do not contain any residual value guarantees or material restrictive covenants.
Supplemental cash flow information relating to the Company’s operating leases was as follows:

	Nine Months Ended September 30,
	2026	2025
Cash paid for operating lease liabilities	$13,486	$9,345
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	32,704	30,124
Other information relating to the Company’s operating leases was as follows:

	September 30, 2026	December 31, 2025
Weighted-average remaining lease term	6.9 years	6.6 years
Weighted-average discount rate	7.4%	7.4%
As of September 30, 2026, the maturities of operating lease liabilities were as follows:

Remainder of 2026	$5,315
2027	24,371
2028	24,460
2029	24,791
2030	22,221
Thereafter	64,689
Total remaining lease payments	165,847
Less: imputed interest	38,190
Total operating lease liabilities	127,657
Less: current portion	(15,370)
Long-term operating lease liabilities	$112,287

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
The Company is subject to income taxes in the United States, Australia, New Zealand and the United Kingdom. Significant judgment is required in evaluating the Company’s tax positions and determining the provision for income taxes. During the ordinary course of business, the Company considers tax positions for which the ultimate tax determination is uncertain for the purpose of determining whether a reserve is required, despite the Company’s belief that the tax positions are fully supportable. To date the Company has not established a reserve provision because the Company believes that all tax positions are highly certain.
The following table summarizes our effective tax rate for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Loss before income taxes	$(7,558)	$(4,087)	$(14,742)	$(16,043)
Provision for income taxes	(169)	(873)	(280)	(892)
Effective tax rate	(2)%	(21)%	(2)%	(6)%
For the three and nine months ended September 30, 2026, as compared to the same periods in the prior year, the Company’s effective tax rate changed primarily due to discrete income tax expense recorded in the same periods in 2025 related to disallowed amortization expense on intangible assets. In addition, the Company is projecting a full-year pre-tax loss in the U.S. in the current year, for which no tax benefit is recognized due to the full valuation allowance on the U.S. net deferred tax assets. The effective tax rate for the three and nine months ended September 30, 2026 was lower than the U.S. statutory rate of 21.0% primarily due to the full valuation allowance on the net deferred tax assets in the U.S. and Australia, which results in no tax benefit being recognized on pre-tax losses in those jurisdictions, while income tax expense continues to be recorded on pre-tax income in New Zealand and the United Kingdom.
Note 11. Accrued Liabilities
Accrued liabilities consisted of the following:

	September 30, 2026	December 31, 2025
Accrued salaries and other benefits	$10,007	$10,888
Accrued freight costs	2,428	4,165
Sales tax payable	5,088	3,786
Accrued marketing costs	4,896	5,736
Accrued professional services	1,881	3,896
Other accrued liabilities	8,675	5,061
Total accrued liabilities	$32,975	$33,532
Note 12. Deferred Revenue
Deferred revenue consisted of the following:

	September 30, 2026	December 31, 2025
Gift cards	$11,770	$12,214
Other	1,708	493
Total deferred revenue	$13,478	$12,707

Note 13. Equity-based Compensation
Incentive Plans
2021 Omnibus Incentive Plan
In September 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Omnibus Incentive Plan (the “2021 Plan”) which became effective in connection with the Company’s initial public offering of common stock (the “IPO”). The 2021 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units and other forms of equity and cash compensation. A total of 408,355 shares of the Company’s common stock, as adjusted for the Reverse Stock Split, were initially reserved for issuance under the 2021 Plan. The number of shares of common stock reserved and available for issuance under the 2021 Plan increases on January 1 of each year by 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the compensation committee of the Company’s board of directors. On May 30, 2023, the Company’s stockholders approved an amendment to the 2021 Plan to increase the number of shares available for issuance under the 2021 Plan by 833,333 shares of the Company’s common stock, as adjusted for the Reverse Stock Split. On May 22, 2024, the Company’s stockholders approved an amendment to the 2021 Plan to increase the number of shares available for issuance under the 2021 Plan by 1,100,000 shares of the Company’s common stock. As of September 30, 2026, there were 2,876,478 shares reserved for issuance of awards under the 2021 Plan.
2021 Employee Stock Purchase Plan
In September 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Employee Stock Purchase Plan (the “ESPP”) which became effective in connection with the IPO. A total of 102,088 shares of the Company’s common stock, as adjusted for the Reverse Stock Split, were initially reserved for issuance under the ESPP. The number of shares reserved and available for issuance under the ESPP automatically increases on January 1 of each year by 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the compensation committee of the Company’s board of directors. As of September 30, 2026, there were 656,878 shares reserved for issuance under the ESPP.
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
In September 2023, an award, including 416,667 performance-based stock options (the “Bryett Award”), was issued to Wesley Bryett, a member of the Company’s board of directors and co-founder of Princess Polly. This award expires after ten years, or upon the termination of Mr. Bryett’s service to the Company, and includes four tranches of stock options that will vest and become exercisable based upon the achievement of various common stock price targets. The weighted average exercise price for the options in the Bryett Award is $109.27. Each tranche of stock options has a different derived service period, the average of which is approximately 5.5 years. As of September 30, 2026, no options issued as part of the Bryett Award had vested, the options held no intrinsic value, and total unrecognized compensation cost related to the Bryett Award was $0.5 million, which is expected to be recognized over 2.5 years.
In connection with the appointment of Ciaran Long as the Chief Executive Officer in January 2025, Mr. Long was granted a performance-based stock option, representing a contingent right to purchase 100,000 shares of common stock at a specified price, upon vesting of the option (the “Long Award”). The Long Award expires after ten years, or upon the termination of Mr. Long’s service to the Company, and includes four tranches that will vest and become exercisable based upon the achievement of various common stock price targets. The weighted average exercise price for the option in the Long Award is $120.00. Each tranche has a different derived service period, the average of which is approximately 4.2 years. As of September 30, 2026, no tranche of the Long Award had vested, the option held no intrinsic value, and total unrecognized compensation cost related to the Long Award was $0.6 million, which is expected to be recognized over 2.4 years.

A summary of the Company's time-based stock option activity under the 2021 Plan for the nine months ended September 30, 2026, is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance as of December 31, 2025	39,820	$81.47	4.99	$—
Granted	—	—
Exercised	—	—
Forfeited/Repurchased	(6,896)	49.56
Balance as of September 30, 2026	32,924	$88.15	5.24	$—
Vested as of September 30, 2026	32,924	$88.15	5.24	$—
As of September 30, 2026, there was no unrecognized compensation cost related to unvested time-based stock options issued under the 2021 Plan.
Restricted Stock Units
The 2021 Plan provides for the issuance of restricted stock units (“RSUs”). Time-based RSUs issued prior to March 31, 2022 vest over four years while all time-based RSUs issued after that date vest over three years.
In May 2024, an award (the “Interim CEO Award”) of 150,000 performance-based RSUs (“PSUs”) was issued to Ciaran Long, Interim Chief Executive Officer and Chief Financial Officer of the Company. The Interim CEO Award expires after five years, or upon the termination of Mr. Long’s service to the Company, and includes ten tranches of PSUs that will vest based upon the achievement of various common stock price targets. If any common stock price target is achieved for one or more tranches of PSUs prior to April 1, 2025, the vesting date for the applicable tranche(s) will be April 1, 2025. At the time of the grant, each PSU had a fair value of $29.50. Each tranche of PSUs has a different derived service period, the average of which is approximately 2.9 years. As of September 30, 2026, the common stock price target for two tranches of PSUs issued as part of the Interim CEO Award had been achieved, and the total unrecognized compensation cost related to the Interim CEO Award was $0.1 million, which is expected to be recognized over a weighted average period of 1.3 years.

In July 2026, the Company granted performance-based RSUs (the “2026 PSUs”) under the 2021 Plan to a number of employees. The number of 2026 PSUs that may be earned ranges from 0% to 150% of the target number of units granted, based on the achievement of financial performance targets for the fiscal year ending December 31, 2026. No 2026 PSUs will be earned unless the Company achieves a minimum level of consolidated Adjusted EBITDA for fiscal 2026. Performance results are expected to be certified by the compensation committee of the Company’s board of directors in the first quarter of 2027. One-third of the earned 2026 PSUs will vest on the certification date. The remaining two-thirds will vest in eight equal quarterly installments through March 31, 2029, subject to the holder’s continued service through each vesting date. The grant date fair value of the 2026 PSUs was $11.02 per unit, based on the closing price of the Company’s common stock on the grant date. Compensation cost is recognized based on the number of units expected to be earned, to the extent achievement of the performance conditions is considered probable. The Company reassesses the probable outcome of the performance conditions each reporting period and recognizes the cumulative effect of any change in the period of the change.

A summary of the Company's 2026 PSU activity under the 2021 Plan for the nine months ended September 30, 2026, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of December 31, 2025	—	$0.00
Granted	141,075	11.02
Vested	—	0.00
Forfeited/Repurchased	—	0.00
Balance as of September 30, 2026	141,075	$11.02

As of September 30, 2026, the Company determined that achievement of the minimum consolidated Adjusted EBITDA threshold was not probable. Accordingly, no compensation cost has been recognized for the 2026 PSUs. The number of PSUs reflected in the table above reflects PSUs at target. The number of PSUs ultimately earned may range from 0% to 150% of target.
A summary of the Company's time-based RSU activity under the 2021 Plan for the nine months ended September 30, 2026, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of December 31, 2025	656,522	$12.95
Granted	185,472	10.77
Vested	(322,365)	12.51
Forfeited/Repurchased	(28,145)	12.80
Balance as of September 30, 2026	491,484	$12.47
As of September 30, 2026, there was $5.3 million of total unrecognized compensation cost related to unvested time-based RSUs issued under the 2021 Plan, which is expected to be recognized over a weighted-average period of 1.8 years.
ESPP Purchase Rights
A six-month offering period for the ESPP ended on May 31, 2026. There were 12,535 shares purchased using ESPP purchase rights with a weighted average purchase price of $8.03.
Equity-Based Compensation Expense
The Company recognizes compensation expense in general and administrative expenses within operating expenses for stock options, time-based RSUs, ESPP purchase rights and time-based incentive units granted prior to the IPO by amortizing the grant date fair value on a straight-line basis over the expected vesting period to the extent the vesting of the grant is considered probable. For the 2026 PSUs, the Company recognizes compensation expense in general and administrative expenses based on the grant date fair value and the number of units expected to be earned, using the graded-vesting attribution method over the requisite service period of each separately vesting tranche, to the extent achievement of the performance conditions is considered probable. The Company reassesses the probability of achievement each reporting period and recognizes the cumulative effect of any change in estimate in the period of the change. The Company recognizes equity-based award forfeitures in the period such forfeitures occur.
The following table summarizes the Company’s equity-based compensation expense by award type for all Plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options	$119	$164	$352	$577
RSUs	989	1,699	3,048	4,969
ESPP purchase rights	15	32	63	108
Time-based incentive units	—	—	—	143
Total	$1,123	$1,895	$3,463	$5,797
Note 14. Stockholders’ Equity
Preferred Stock
In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 50,000,000 shares of undesignated preferred stock with a par value of $0.001 per share with rights and preferences, including voting rights, designated from time to time by the Company’s board of directors. There were no shares of preferred stock issued and outstanding as of September 30, 2026.

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
During the three months ended September 30, 2026, the Company repurchased 18,142 shares of its common stock for $0.2 million, at an average price of $11.29 per share, all of which were shares surrendered by employees to satisfy tax obligations upon vesting of equity awards. During the nine months ended September 30, 2026, the Company repurchased 73,727 shares of its common stock for $0.8 million, at an average price of $10.87 per share, all of which were shares surrendered by employees to satisfy tax obligations upon vesting of equity awards. No repurchases were made under the Share Repurchase Program during the three and nine months ended September 30, 2026.
Note 15. Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share and a reconciliation of the weighted average number of shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(7,727)	$(4,960)	$(15,022)	$(16,935)
Denominator:
Weighted-average common shares outstanding, basic and diluted	11,011,744	10,744,706	10,873,715	10,716,977
Net loss per share:
Net loss per share, basic and diluted	$(0.70)	$(0.46)	$(1.38)	$(1.58)
Basic net income (loss) per share is calculated by dividing net income (loss) for the period by the weighted-average number of shares of common stock for the period. Diluted net income (loss) per share has been calculated in a manner consistent with that of basic net income (loss) per share while giving effect to shares issuable upon exercise and/or vesting of potentially dilutive stock option and RSU grants, as well as ESPP purchase rights, outstanding during the period, if applicable. Due to the net loss for all periods shown, no potentially dilutive securities had an impact on diluted loss per share for any period. For the three months ended September 30, 2026 and 2025, 506,739 and 806,443 shares, respectively, were excluded from the calculation of weighted-average diluted common shares outstanding as they had an anti-dilutive effect. For the nine months ended September 30, 2026 and 2025, 476,597 and 545,690 shares, respectively, were excluded from the calculation of weighted-average diluted common shares outstanding as they had an anti-dilutive effect.

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
The following table sets forth gross margin for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$161,340	$147,077	$453,872	$436,258
Cost of sales	64,400	60,094	175,459	183,275
Gross profit	$96,940	$86,983	$278,413	$252,983
Gross margin	60.1%	59.1%	61.3%	58.0%
Note 18. Subsequent Events
The Company has evaluated subsequent events occurring through the date that these financial statements were issued, and determined the following subsequent event occurred that would require disclosure in these financial statements.
Revolving Line of Credit
On October 2, 2026, the Company borrowed $1.0 million under the revolving line of credit, which is part of the Company’s Amended and Restated Credit Agreement. The initial applicable interest rate for the borrowings is 7.84% and final payoff is due on October 14, 2028.
On October 23, 2026, the Company borrowed $1.0 million under the revolving line of credit, which is part of the Company’s Amended and Restated Credit Agreement. The initial applicable interest rate for the borrowings is 7.70% and final payoff is due on October 14, 2028.

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
The following table sets forth our key operating metrics for each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, other than dollar figures)	2026	2025	2026	2025
Active customers	4.43	4.07	4.43	4.07
Average order value	$76	$78	$77	$78
Number of orders	2.12	1.88	5.88	5.60
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
Key Financial Metrics
The following table sets forth our key financial metrics prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and non-GAAP financial metrics for each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Gross margin	60%	59%	61%	58%
Net loss	$(7,727)	$(4,960)	$(15,022)	$(16,935)
Net loss margin	(5)%	(3)%	(3)%	(4)%
Adjusted EBITDA	$8,189	$7,022	$22,065	$17,209
Adjusted EBITDA margin	5%	5%	5%	4%
Net cash provided by operating activities			$16,202	$14,748
Free Cash Flow			$4,383	$2,408
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

The following table reflects a reconciliation of Adjusted EBITDA to net loss and Adjusted EBITDA margin to net loss margin, the most directly comparable financial measures prepared in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Net loss	$(7,727)	$(4,960)	$(15,022)	$(16,935)
Add (deduct):
Total other expense	3,435	2,659	7,681	8,741
Provision for income tax	169	873	280	892
Depreciation and amortization expense	5,006	4,564	14,568	13,267
Equity-based compensation expense	1,123	1,895	3,463	5,797
Distribution center relocation costs	5,300	850	6,040	1,587
Non-routine legal matters	289	218	3,976	2,417
Non-routine items[1]	594	923	1,079	1,443
Adjusted EBITDA	$8,189	$7,022	$22,065	$17,209
Net loss margin	(5)%	(3)%	(3)%	(4)%
Adjusted EBITDA margin	5%	5%	5%	4%
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
The following table presents a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities, the most directly comparable financial measure prepared in accordance with GAAP:

	Nine Months Ended September 30,
(dollars in thousands)	2026	2025
Net cash provided by operating activities	$16,202	$14,748
Less: purchases of property and equipment	(11,819)	(12,340)
Free Cash Flow	$4,383	$2,408
Our Free Cash Flow has fluctuated over time primarily as a result of timing of inventory purchases, purchases of property and equipment and fluctuations in earnings.
For the nine months ended September 30, 2026, net cash provided by operating activities increased by $1.5 million compared to net cash provided by operating activities for the nine months ended September 30, 2025. This was attributable primarily to the receipt of IEEPA tariff refunds and timing of payments partially offset by increased inventory purchases.
For the nine months ended September 30, 2026, Free Cash Flow increased by $2.0 million compared to Free Cash Flow for the nine months ended September 30, 2025. This was attributable primarily to the receipt of IEEPA tariff refunds, timing of payments and less capital expenditures related to opening new stores, compared to the prior year, offset by increased inventory purchases.

Factors Affecting Our Performance
Macroeconomic Environment
The macroeconomic environment in which we operate impacts consumer behavior and may have a significant impact on our business. While positive conditions in the economy generally promote customer spending on our sites and in our stores, any economic weakness can result in a reduction of customer spending and have a significant negative impact on our results of operations. Specifically, many of our products may be viewed as discretionary items rather than necessities. Consequently, our results of operations tend to be sensitive to changes in the macroeconomic environment that impact consumer discretionary spending. Macroeconomic factors that could cause significant negative impacts on our results of operations include, but are not limited to: inflationary pressures on consumers globally and on our supply chain; elevated interest rates; employment rates; business conditions; changes in the housing market; changes in stock markets; adverse developments affecting the financial services industry; the availability of credit, both for us and for our customers; foreign currency exchange rates; fuel, energy and raw materials costs; supply chain challenges; wars and geopolitical tensions; and the effects of tariffs and other trade policies. In February 2026, the U.S. Supreme Court struck down certain tariffs imposed under IEEPA, following which the administration imposed a 10% global tariff under Section 122 of the Trade Act of 1974. The Section 122 tariffs expired on July 24, 2026 following the 150-day statutory period, and additional tariffs were imposed effective the same day under Section 301 of the Trade Act of 1974, which currently apply to substantially all of our imports at rates of 12.5%. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels and whether further additional tariffs or other retaliatory actions may be imposed, modified or suspended.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net sales	$161,340	$147,077	$453,872	$436,258
Cost of sales	64,400	60,094	175,459	183,275
Gross profit	96,940	86,983	278,413	252,983
Operating expenses:
Selling	52,276	43,218	141,053	126,801
Marketing	21,124	18,500	59,227	53,591
General and administrative	27,663	26,693	85,194	79,893
Total operating expenses	101,063	88,411	285,474	260,285
Loss from operations	(4,123)	(1,428)	(7,061)	(7,302)
Other expense
Interest expense	(2,143)	(2,360)	(6,522)	(7,523)
Other expense	(1,292)	(299)	(1,159)	(1,218)
Total other expense	(3,435)	(2,659)	(7,681)	(8,741)
Loss before income taxes	(7,558)	(4,087)	(14,742)	(16,043)
Provision for income taxes	(169)	(873)	(280)	(892)
Net loss	$(7,727)	$(4,960)	$(15,022)	$(16,935)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	100%	100%	100%	100%
Cost of sales	40%	41%	39%	42%
Gross profit	60%	59%	61%	58%
Operating expenses:
Selling	32%	29%	31%	29%
Marketing	13%	13%	13%	12%
General and administrative	17%	18%	19%	18%
Total operating expenses	63%	60%	63%	60%
Loss from operations	(3%)	(1%)	(2%)	(2%)
Other expense
Interest expense	(1%)	(2%)	(1%)	(2%)
Other expense	(1%)	—%	—%	—%
Total other expense	(2%)	(2%)	(2%)	(2%)
Loss before income taxes	(5%)	(3%)	(3%)	(4%)
Provision for income taxes	—%	(1%)	—%	—%
Net loss	(5%)	(3%)	(3%)	(4%)

Comparison of the Three Months Ended September 30, 2026 and 2025
Net Sales

	Three Months Ended September 30,
(in thousands)	2026	2025
Net sales	$161,340	$147,077
Net sales increased by $14.3 million, or 10%, for the three months ended September 30, 2026 as compared to the same period in 2025. The increase in net sales was primarily driven by a 13% increase in the number of orders we processed partially offset by a 3% decrease in the average order value in the three months ended September 30, 2026 compared to the same period in 2025. On a constant currency basis, net sales increased 8% and average order value decreased 5% for the three months ended September 30, 2026, compared to the same period in 2025.
Gross Profit

	Three Months Ended September 30,
(dollars in thousands)	2026	2025
Gross profit	$96,940	$86,983
Gross margin	60%	59%
Gross profit increased by $10.0 million, or 11%, for the three months ended September 30, 2026 compared to the same period in 2025 primarily due to the 10% increase in net sales. The increase to gross margin was primarily driven by improved full price selling on our streetwear brands, partially offset by higher inbound freight costs.
Selling Expenses

	Three Months Ended September 30,
(dollars in thousands)	2026	2025
Selling	$52,276	$43,218
Percent of net sales	32%	29%
Selling expenses increased by $9.1 million, or 21%, for the three months ended September 30, 2026, as compared to the same period in 2025. This increase was primarily driven by $5.3 million in costs for relocation of our distribution center to Ohio, as well as the 10% increase in net sales for the three months ended September 30, 2026, as compared to the same period in 2025. The increase in selling expenses as a percentage of net sales was primarily driven by the increase in costs for relocation of our distribution center to Ohio.
Marketing Expenses

	Three Months Ended September 30,
(dollars in thousands)	2026	2025
Marketing	$21,124	$18,500
Percent of net sales	13%	13%
Marketing expenses increased by $2.6 million, or 14%, for the three months ended September 30, 2026, as compared to the same period in 2025.
General and Administrative Expenses

	Three Months Ended September 30,
(dollars in thousands)	2026	2025
General and administrative	$27,663	$26,693
Percent of net sales	17%	18%
General and administrative expenses increased by $1.0 million, or 4%, for the three months ended September 30, 2026, as compared to the same period in 2025. The increase was primarily driven by a $1.1 million increase in information technology expenses, largely related to software subscriptions and cloud hosting associated with our artificial intelligence initiatives. The decrease in general and administrative expenses as a percentage of net sales was primarily due to the increase in net sales.

Other Expense

	Three Months Ended September 30,
(dollars in thousands)	2026	2025
Other expense
Interest expense	$(2,143)	$(2,360)
Other expense	(1,292)	(299)
Total other expense	$(3,435)	$(2,659)
Percent of net sales	(2)%	(2)%
Total other expense increased by $0.8 million, or 29%, for the three months ended September 30, 2026 compared to the same period in 2025. This increase was primarily due to a $0.5 million increase from the loss on sale of IEEPA tariff refund receivables and the impact of foreign currency.
Provision for Income Taxes

	Three Months Ended September 30,
(dollars in thousands)	2026	2025
Provision for income taxes	$(169)	$(873)
Percent of net sales	—%	(1%)
Provision for income taxes changed by $0.7 million for the three months ended September 30, 2026 compared to the same period in 2025. This change was primarily due to tax adjustments related to amended tax returns recorded in the same period in 2025, which did not recur in the current period.

Comparison of the Nine Months Ended September 30, 2026 and 2025
Net Sales

	Nine Months Ended September 30,
(dollars in thousands)	2026	2025
Net sales	$453,872	$436,258
Net sales increased by $17.6 million, or 4%, for the nine months ended September 30, 2026 compared to the same period in 2025. The increase in net sales was primarily driven by a 5% increase in the number of orders we processed partially offset by a 1% decrease in average order value in the nine months ended September 30, 2026 compared to the same period in 2025. On a constant currency basis, net sales and average order value for the nine months ended September 30, 2026 would have increased by 1.7% and decreased by 3.2%, respectively, compared to 2025.
Gross Profit

	Nine Months Ended September 30,
(dollars in thousands)	2026	2025
Gross profit	$278,413	$252,983
Gross margin	61%	58%
Gross profit increased by $25.4 million, or 10%, for the nine months ended September 30, 2026 compared to the same period in 2025. This increase was primarily driven by the 4% increase in net sales, a $16.5 million benefit from tariff refunds related to prior periods, partially offset by a $12.0 million write-off of streetwear inventory as we fully transition to our test-and-repeat model. Gross margin increased primarily due to improved full-price selling on our streetwear brands and the impact of the tariff refunds related to prior periods, partially offset by the streetwear inventory write-off.
Selling Expenses

	Nine Months Ended September 30,
(dollars in thousands)	2026	2025
Selling	$141,053	$126,801
Percent of net sales	31%	29%
Selling expenses increased by $14.3 million, or 11%, for the nine months ended September 30, 2026 compared to the same period in 2025. This increase was primarily driven by the 4% increase in net sales for the nine months ended September 30, 2026, $6.0 million in costs for relocation of our distribution center to Ohio, and the opening of additional stores . The increase in selling expenses as a percentage of net sales was primarily due to the increase in costs for relocation of our distribution center to Ohio and the opening of additional stores.
Marketing Expenses

	Nine Months Ended September 30,
(dollars in thousands)	2026	2025
Marketing	$59,227	$53,591
Percent of net sales	13%	12%

Marketing expenses increased by $5.6 million, or 11%, for the nine months ended September 30, 2026 compared to the same period in 2025.

General and Administrative Expenses

	Nine Months Ended September 30,
(dollars in thousands)	2026	2025
General and administrative	$85,194	$79,893
Percent of net sales	19%	18%
General and administrative expenses increased by $5.3 million, or 7%, for the nine months ended September 30, 2026 compared to the same period in 2025. The increase was primarily driven by a $2.7 million increase in information technology expenses, largely related to software subscriptions and cloud hosting associated with our artificial intelligence initiatives and a $2.4 million increase in wages and incentive compensation expenses. The increase in general and administrative expenses as a percentage of net sales was primarily due to the increase in information technology expenses and wages and incentive compensation expenses.
Other Expense

	Nine Months Ended September 30,
(dollars in thousands)	2026	2025
Other expense
Interest expense	$(6,522)	$(7,523)
Other expense	(1,159)	(1,218)
Total other expense	$(7,681)	$(8,741)
Percent of net sales	(2)%	(2)%
Other expense decreased by $1.1 million, or 12%, for the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to $1.0 million increase in interest income from IEEPA tariff refunds, lower interest expense from a decrease in our long-term debt balance and interest rates and the impact of foreign currency.
Provision For Income Taxes

	Nine Months Ended September 30,
(dollars in thousands)	2026	2025
Provision for income taxes	$(280)	$(892)
Percent of net sales	—%	—%
Provision for income taxes changed by $0.6 million for the nine months ended September 30, 2026 compared to the same period in 2025. This change was primarily due to tax adjustments related to amended tax returns recorded in the same period in 2025, which did not recur in the current period.

Liquidity and Capital Resources
As of September 30, 2026, our principal sources of liquidity were cash and cash equivalents totaling $15.6 million, our revolving line of credit and our term loan accordion provision.
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
The Amended and Restated Credit Agreement extends the maturity date of (i) the revolving credit facility commitments to October 14, 2028 and (ii) the term loans to October 14, 2028. We are required to make mandatory amortization payments in respect of the term loans in an amount equal to (a) commencing with the fiscal quarter ending on December 31, 2025 and until the fiscal quarter ending on December 31, 2027, a principal amount of term loans equal to the aggregate outstanding principal amount of term loans made on the date of the execution of the Amended and Restated Credit Agreement, multiplied by 1.875% and (b) commencing with the fiscal quarter ending on March 31, 2028, a principal amount of term loans equal to the aggregate outstanding principal amount of term loans made on the date of the execution of the Amended and Restated Credit Agreement, multiplied by 2.50%. As of September 30, 2026, principal payments of our term loan for the next twelve months are anticipated to total $6.4 million.
Under the Amended and Restated Credit Agreement, we are subject to certain financial covenant ratios and certain annual mandatory prepayment terms based on excess cash flows, as defined in the Amended and Restated Credit Agreement, based on our net leverage ratio. If we are unable to comply with certain financial covenant ratios, which include provisions that are not precisely defined and are subject to interpretation, and terms requiring mandatory prepayment based on a percentage of excess cash flows, our long-term liquidity position may be adversely impacted. Furthermore, the variable interest rates associated with our senior secured credit facility could result in interest payments that are higher than anticipated. We were in compliance with all debt covenants as of September 30, 2026, and expect to be in compliance beyond the next 12 months, although our ability to meet these financial ratios and tests can be affected by the interpretation of certain provisions in our Amended and Restated Credit Agreement, macro-economic factors and the seasonality of our business.

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
Historical Cash Flows

	Nine Months Ended September 30,
(in thousands)	2026	2025
Net cash provided by operating activities	$16,202	$14,748
Net cash used in investing activities	(11,819)	(12,340)
Net cash used in financing activities	(10,180)	(3,312)
Net Cash Provided by Operating Activities
Net cash provided by operating activities consists primarily of net income (loss) adjusted for certain non-cash items, including depreciation, amortization, equity-based compensation, the effect of changes in working capital and other activities.
During the nine months ended September 30, 2026, net cash provided by operating activities increased by $1.5 million as compared to the same period in 2025. This was attributable primarily to the receipt of IEEPA tariff refunds and timing of payments partially offset by increased inventory purchases.
Net Cash Used in Investing Activities
Our primary investing activities have consisted of acquisitions to support our overall business growth and investments in our fulfillment centers, our stores and our internally developed software to support our infrastructure. Purchases of property and equipment may vary from period to period due to timing of the expansion of our operations.
During the nine months ended September 30, 2026, net cash used in investing activities decreased by $0.5 million, as compared to the same period in 2025. This was attributable to less capital expenditures related to opening new stores compared to the prior year.
Net Cash Used in Financing Activities
Our financing activities have historically consisted of cash proceeds from borrowings, cash used to pay down borrowings, cash received from the sale of our common stock in the IPO and cash used to repurchase shares of our common stock.
During the nine months ended September 30, 2026, net cash used in financing activities increased by $6.9 million, as compared to the same period in 2025. This was primarily attributable to the decrease in net borrowings on our line of credit in 2026, as compared to the prior period.

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
During the three and nine months ended September 30, 2026, no shares were repurchased under the Share Repurchase Program.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation is performed to determine whether our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Due to the material weaknesses described below, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2026. Nevertheless, based on the performance of additional procedures by management designed to ensure reliability of financial reporting, the Company’s management has concluded that, notwithstanding the material weaknesses described below, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with GAAP.
Material Weaknesses
We have identified material weaknesses in the design and operation of our internal control over financial reporting in connection with the preparation of our financial statements, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, that had not been remediated as of September 30, 2026. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company’s management, including our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2026:

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
Remediation Status of Material Weaknesses
Since the material weaknesses were identified, we have taken, and continue to take, steps to address the underlying causes of the material weaknesses, including the following:
•We made significant progress in identifying, designing and implementing internal controls in response to the material weaknesses. With the assistance of our third-party consulting partner, we have completed the testing of the design and have commenced testing of operating effectiveness of controls across the Company’s key business process and IT controls.
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
•We made significant progress to (i) identify key systems and processes that require the design and implementation of new controls and enhanced documentation related to existing controls, (ii) design and implement controls for segregation of duties, (iii) assess the design of ITGCs and (iv) implement an enterprise resource planning (“ERP”) system. Our global ERP system is now implemented across the Company’s operations. Additionally, we have implemented ITGCs for all in-scope accounting and financial management systems, including obtaining and evaluating SOC 1 Type II reports for third-party solutions.
•We completed an initial segregation of duties assessment to identify key conflicts and are in the process of designing and implementing mitigating controls, including preparation and approval of journal entries, and revised system access levels. We will continue to implement processes and controls to address segregation of duties risks, including enhancing the monitoring of usage of technology within systems, applications and tools.
While the material weaknesses have not been remediated as of September 30, 2026, management is devoting substantial resources to the ongoing remediation efforts and is targeting remediation by the end of fiscal year ending December 31, 2026. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify certain of the remediation measures described above. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively.

Changes in Internal Control over Financial Reporting
As described above, there were changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Additionally, during the quarter ended September 30, 2026, we completed the implementation of our global ERP system across the remaining operations of the Company. The implementation impacted certain processes and controls within our internal control environment, and management is designing and implementing new controls and modifying existing controls to address risks associated with the new system and related business process changes. In addition, we are implementing ITGCs over the newly implemented ERP. These changes are being made as part of our remediation plan described above and have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table sets forth our share repurchase activity, on a settlement date basis, for the three months ended September 30, 2026:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (millions)[2]
July 1, 2026 - July 31, 2026	6,346	$11.18	—	$1.0
August 1, 2026 - August 31, 2026	11,372	11.39	—	1.0
September 1, 2026 - September 30, 2026	424	10.48	—	1.0
Total	18,142		—
1. 18,142 of these shares represent shares of common stock surrendered by certain of our employees to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of restricted shares of common stock issued under the 2021 Omnibus Incentive Plan. With respect to these surrendered shares, the price paid per share is based on the fair value at the time of surrender.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2026, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

a.k.a. Brands Holding Corp.

Date: November 4, 2026	By:	/s/ Kevin Grant
	Name:	Kevin Grant
	Title:	Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)